Form 10-K
period 2016-09-30
Natural Destiny Inc.
filed 2017-02-02
CIK 1665840

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-211380

NATURAL DESTINY INC.

(Exact name of registrant as specified in its charter)

Nevada	81-1352933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 902, Unit 1, Pearl Business Building Jiande City, Zhejiang Province, P.R.C.	311600
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: +86 571-64197788

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 1, 2017, the Company’s common stock was not traded or quoted on any U.S. securities market. Therefore, the aggregate market value of the Company’s common stock held by non-affiliates was as of March 31, 2016 was not available. Since its revenue is less than $50 million during the fiscal year ended September 30, 2016, the Company is a smaller reporting company.

As of February 1, 2017, there were 250,229,775 shares of the Company’s common stock issued and outstanding.

NATURAL DESTINY INC.

Annual Report on Form 10-K

For the Fiscal Year Ended September 30, 2016

All references to “we,” “us,” “our,” “Company,” “Registrant” or similar terms used in this report refer to Natural Destiny Inc., a Nevada corporation, including its consolidated subsidiaries and variable interest entity (“VIE”), unless the context otherwise indicates.

“PRC” or “China” refers to the People’s Republic of China, excluding, for the purpose of this report, Taiwan, Hong Kong and Macau. “RMB” or “Renminbi” refers to the legal currency of China and “$”, “US$” or “U.S. Dollars” refers to the legal currency of the United States.

PART I

Item 1.	Description of Business.

Overview

We were incorporated in the State of Nevada on October 21, 2015 as a holding company. Through our subsidiaries in China, we are engaged in the business of distributing foods and beverages in China. Our executive offices are located in Jiande City, Zhejiang Province, China.

We do not grow, produce or manufacture any products. Instead, we act as a distributor for our products primarily based on client or market demands. Our principal distributed products include fruits, juices, wine and nutritional supplement products such as tablets and condensed drinks made out of traditional Chinese herbs such as ginseng and edible bird’s nest. At the present time, our principal supplier and principal customer are controlled by a related party, Mr. Jianrong Xia (“Mr. Xia”), our sole officer and director. Over time, we hope to expand to work with other suppliers and service other customers.

History

We were incorporated in the State of Nevada on October 21, 2015.

On April 13, 2016, the Company executed a share exchange agreement to acquire all of the issued and outstanding ordinary shares of Natural Destiny (BVI) Company Limited, a corporation incorporated under the laws of the British Virgin Islands (“ND BVI”), from the shareholder of ND BVI (the “ND BVI Shareholder”) in exchange for the issuance to the ND BVI Shareholder of 250,000,000 shares of its common stock, par value $0.0001 per share (the “Common Stock”), representing 100% of its then issued and outstanding shares of Common Stock (the transaction, hereinafter referred to as the “Share Exchange”). Upon completion of the Share Exchange, ND BVI became the Company’s wholly owned subsidiary.

ND BVI is a holding company, which in turn, holds 100% of the capital stock of Natural Destiny (HK) Co., Limited (“ND HK”), a Hong Kong corporation which was incorporated on November 16, 2015. ND HK is the parent company of Shanghai You Yue Trading Co., Ltd. (the “WFOE”), a wholly foreign owned entity established under the laws of the People’s Republic of China (the “PRC”), which is engaged in the sale and distribution of nonalcoholic beverage in the PRC through a series of contractual arrangements (the “VIE Agreements”) with Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (“Hangzhou Yezhiyuan”), a PRC limited liability company which was established on November 19, 2014 with a registered capital of RMB 10,000,000.

VIE Agreements

There are no PRC state, provincial or local laws, rules and regulations prohibiting or restricting direct foreign equity ownership in companies engaged in the food and beverage distribution and sale business. However, due to financial constraints at this stage, we are not in a position to acquire Hangzhou Yezhiyuan as a wholly owned subsidiary. We believe it is in the best interest of the Company and our stockholders to enter into a series of contractual agreements with Zhangzhou Yezhiyuan, or the VIE Agreements, to retain effective control and receive the economic benefits of Hangzhou Yezhiyuan’s business operation. As such, WFOE, Hangzhou Yezhiyuan and its shareholder entered into the VIE Agreements on April 13, 2016. The VIE Agreements are designed to provide WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Hangzhou Yezhiyuan, currently Mr. Xia, including absolute control rights and the rights to the assets, property and revenue of Hangzhou Yezhiyuan. Based on a legal opinion issued by Yuan Tai Law Offices to WFOE, the VIE Agreements constitute valid and binding obligations of the parties to such agreements, and are enforceable and valid in accordance with the laws of the PRC.

We may, however, consider terminating the VIE Agreements and acquiring Hangzhou Yezhiyuan as a wholly owned subsidiary when we have sufficient funds to complete the acquisition of Hangzhou Yezhiyuan.

According to the Exclusive Business Cooperation Agreement, Hangzhou Yezhiyuan is obligated to pay service fees to WFOE approximately equal to the net income of Hangzhou Yezhiyuan.

Each of the VIE Agreements is described in detail below:

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Hangzhou Yezhiyuan and WFOE, WFOE provides Hangzhou Yezhiyuan with technical support, consulting services and other management services relating to its day-to-day business operations and management, on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, Hangzhou Yezhiyuan granted an irrevocable and exclusive option to WFOE to purchase from Hangzhou Yezhiyuan, any or all of its assets, to the extent permitted under the PRC laws. WFOE may exercise, at its sole discretion, the option to purchase from Hangzhou Yezhiyuan any or all of Hangzhou Yezhiyuan’s assets at the lowest purchase price permitted by PRC laws. Should WFOE exercise such option, the parties shall enter into a separate asset transfer or similar agreement. WFOE shall own all intellectual property rights that are developed during the course of the Exclusive Business Cooperation Agreement. For services rendered to Hangzhou Yezhiyuan by WFOE under this agreement, WFOE is entitled to collect a service fee calculated based on the time of services rendered multiplied by the corresponding rate, which is approximately equal to the net income of Hangzhou Yezhiyuan.

The Exclusive Business Cooperation Agreement shall remain in effect for ten years until it is terminated by WFOE with 30-day prior notice. Hangzhou Yezhiyuan does not have the right to terminate the agreement unilaterally. WFOE may unilaterally extend the term of this agreement with prior written notice.

The legal representative of WFOE, Mr. Xia, is currently managing Hangzhou Yezhiyuan pursuant to the terms of the Exclusive Business Cooperation Agreement. WFOE has absolute authority relating to the management of Hangzhou Yezhiyuan, including but not limited to decisions with regard to expenses, salary raises and bonuses, hiring, firing and other operational functions.

Share Pledge Agreement

Under the Share Pledge Agreement between Mr. Xia and WFOE, Mr. Xia pledged all of his equity interests in Hangzhou Yezhiyuan to WFOE to guarantee the performance of Hangzhou Yezhiyuan’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in the event that Hangzhou Yezhiyuan or its shareholder breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, WFOE, as pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests. Mr. Xia also agreed that upon occurrence of any event of default, as set forth in the Share Pledge Agreement, WFOE is entitled to dispose of the pledged equity interests in accordance with applicable PRC laws. Mr. Xia further agrees not to dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest.

The Share Pledge Agreement shall be effective until all payments due under the Exclusive Business Cooperation Agreement have been paid by Hangzhou Yezhiyuan. WFOE shall cancel or terminate the Share Pledge Agreement upon Hangzhou Yezhiyuan’s full payment of fees payable under the Exclusive Business Cooperation Agreement.

Exclusive Option Agreement

Under the Exclusive Option Agreement, Mr. Xia irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of his equity interests in Hangzhou Yezhiyuan. The option price is equal to the capital paid in by Mr. Xia subject to any appraisal or restrictions required by applicable PRC laws and regulations. As of September 30, 2016, if WFOE exercised such option, the total option price that would be paid to Mr. Xia would be approximately RMB 9,000,000 (approximately $1.35 million), which is the aggregate paid in capital of Hangzhou Yezhiyuan.

The agreement remains effective for a term of ten years and may be renewed at WFOE’s election.

Power of Attorney

Under the Power of Attorney, Mr. Xia authorizes WFOE to act on his behalf as their exclusive agent and attorney with respect to all rights as a shareholder, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Hangzhou Yezhiyuan.

Although it is not explicitly stipulated in the Power of Attorney, the term of the Power of Attorney shall be the same as the term of that of the Exclusive Option Agreement.

Timely Reporting Agreement

To ensure Hangzhou Yezhiyuan promptly provides all of the information that WFOE and the Company need to file various reports with the SEC, a Timely Reporting Agreement was entered between Hangzhou Yezhiyuan and the Company.

Under the Timely Reporting Agreement, Hangzhou Yezhiyuan agrees that it is obligated to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can file all necessary SEC and other regulatory reports as required.

Although it is not explicitly stipulated in the Timely Reporting Agreement, the parties agreed its term shall be the same as that of the Exclusive Business Cooperation Agreement.

Private Placements

On May 1, 2016, we closed a private placement transaction under which we sold an aggregate of 229,775 shares of our Common Stock to certain non-U.S. investors at $0.10 per share, for total gross proceeds of $22,977. We claimed an exemption from the registration requirements of the Securities Act for the issuance of the shares of our common stock to the investors pursuant to Regulation S promulgated thereunder since, among other things, the offer of these shares were made in an offshore transaction and no directed selling efforts were made in the U.S. by the Company, a distributor, or any of their respective affiliates, or any person on behalf of the foregoing. In addition, each recipient of the shares certified that he or she is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only, in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act, or pursuant to an available exemption from registration; and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Securities Act.

Corporate Structure

The chart below depicts the corporate structure of the Company as of the date of this report.

Market Opportunity

According to the report the Food & Beverage Market in China published by EUSME Center and China-Britain Business Council in 2015 (the “Report”), China is the second-fastest growing food and beverage market in Asia, with an average annual growth rate of 30% between 2009 and 2014. The Chinese food service sector is the largest worldwide with approximately $500 billion turnover in 2014 and 7.3 million outlets. Over the past ten years, China has experienced an average GDP growth of approximately 10%, which has created a new middle-income group with much higher disposable incomes. Data released by the Chinese National Bureau of Statistics show that the average annual income per capita in China’s urban households rose from approximately $351 in 1990 to approximately $4,319 in 2012, allowing Chinese consumers to spend more on food. In addition, Chinese urban populations have increased by an estimated 153 million over the past ten years (2005- 2015) and is expected to reach one billion by 2030. In addition, China’s infrastructure improvement and rapid development in transportation have greatly facilitate the development of food and beverage industry. In light of the above growth drivers, it is believed that China will continue to be the world’s largest consumer market for food and beverage products, which provides huge growth opportunities for companies in the food and beverage industry.

Principal Products

The Company does not grow, produce or manufacture any products. Instead, it sourced the products for sales primarily based on client or market demands. For the fiscal years ended September 30, 2016 and 2015, the products the Company sold included fruits, juices and nutritional supplement products such as tablets and condensed drinks made out of traditional Chinese herb such as Ginseng and edible bird’s nest.

We are currently focusing our resources on the marketing and sale of cherry plum based products such as XinshuiTM cherry plum drink and cherry plum wine. The XinshuiTM cherry plum drink is a concentrated drink that contains mainly cherry plum extract, supplemented by a variety of natural foods and herbs and is a natural anti-aging drink. The cherry plum wine is a specialty wine that is made from cherry plum and retains the health benefits of cherry plum as well as the good taste of wine.

Due to the health benefits of cherry plum, our current consumers for the cherry plum based products will be primarily mid-aged and elderly people. We plan to market and sell the cherry plum based products initially through our distribution channels and network in Zhejiang and Jiangsu provinces, China.

Suppliers

For the year ended September 30, 2015, we purchased from two suppliers: Xinjiang Xiyu Jinzhu Biological Engineering Co., Ltd. (“Xinjiang Xiyu Jinchu”) and Hangzhou Xinlin Fruits Co., Ltd (“Xinlin”). Our purchase from Xinjiang Xiyu Jinchu and Xinlin accounted for approximately 57% and 43% of our total purchases for 2015, respectively. Xinlin is a related company controlled by Mr. Xia, our sole officer and director. We did not purchase from any suppliers for the year ended September 30, 2016.

On January 1, 2016, we entered into an exclusive framework distribution agreement with Xinlin, pursuant to which we will be the exclusive distributor for Xinlin’s products, including but not limited to, the organic agricultural produce and derivative products, within the designated regions including Jiangsu, Zhejiang, Anhui, Jiangxi, Hunan and Shanghai, for a period of three years. In return, we agree to provide certain financing to help Xinlin with its growing and production process of its products. As a result, we entered into a loan agreement with Xinlin on January 1, 2016, providing for a one year loan of up to RMB 1,000,000 with an annual interest of 4.35%. Xinlin has drawn down an aggregate of RMB540,000 under the loan agreement and repaid the principal on October 13, 2016 with the interest to be paid by February 28, 2017. On October 1, 2016, we loaned an additional RMB 6,750,000 to Xinlin in further support of its working capital requirements for its organic food business. The loan is interest free and has a term of one year.

We have entered into the Distribution Agreement with Weifang Shoushu Bio-Technology Co., Ltd. (“Weifang Shoushu”) for the supply of cherry plum drink for a period of seven years. Under the agreement, we are granted an exclusive right to distribute Weifang Shoushu’s branded cherry plum drink in China. For the fiscal year 2017, we will be focusing on the marketing and sales of cherry plum drinks and wine in Jiangsu and Zhejiang provinces.

On July 25, 2016, we entered into a sales agreement with Shandong Yezhiyuan Bio-Technology Co., Ltd. (“Shandong Yezhiyuan”), a third party, for the supply of 100 tons of cherry plum wine. Pursuant to the sales agreement, Shandong Yezhiyuan will be responsible for the supply of the cherry plum wine, including the selection of wine manufacturers and processing technologies, the harvesting and supply of cherry plum. We will be responsible for the sales of cherry plum wine as well as the packaging design of the wine. We will enter into purchase orders with Shandong Yezhiyuan one month prior to the harvest season of cherry plum. We paid Shandong Yezhiyuan RMB 100,000 (approximately $14,996) in August 2016. We have not placed any purchase order as of the date of this report, since the seller is in the process of production and has not provided a definitive time when the products can be delivered. We expect to place the first order by the end of June 30, 2017.

Quality Control

We are committed to providing our customers with quality and reliable products. Through our quality management system, we are committed to ensuring that the products we sell are of high quality and are able to meet the expectations of our customers. We will examine the approval number for the products and conduct sampling inspection. We conduct overall inspections and have implemented a strict sample-based testing system, which is carried out every batch of products before they are accepted from the supplier and dispatched to our customers.

Warehouse and Logistics

We rented warehouses of approximately 2,411 square feet in Changzhou city. However, as there has been limited sales value since the beginning of 2016, we did not renew the lease for the warehouse when it expired in March 2016. We plan to rent warehouse facilities when our sales activity merits it.

We deliver our products sold to the customer sites. We usually use one transportation company to truck the products to our customer sites. Delivery typically takes one to two days, although actual time will vary depending on the weather and traffic conditions.

Sales and Distribution

Our sales and marketing efforts are conducted through a variety of channels, including but not limited to websites and brochures. We also advertise our products on newspapers to create and enhance market awareness of our products. We have periodically, since our establishment, give promotional deals such as buy one get one free programs to increase the sale of our products.

We currently have two sales offices and sell our products in China through our own sale forces, which consists of [ ] individuals. Our sales network currently primarily covers Jiangsu and Zhejiang provinces but we will continuously expand our sales and customer base into other regions of the PRC.

Our sales teams are responsible for pursuing direct sales to customers including new businesses in the Eastern China market such as Jiangsu and Zhejiang provinces. In the future, we plan to expand our sales channels through the following core initiatives:

●	Increase the amount of direct sales to existing customer;

●	Expand our customer base to include convenience stores, natural food products stores, large ethnic markets and national retailers in the Eastern China region and other geographic areas in China; and

●	Launch online sales platform to sell the products over the internet.

Customer Service

We intend to provide customer service via email and telephone by which consumers can resolve order and product questions. We generally allow our customer to exchange or return products within seven days of receipt of the products provided the products are in their original package or they are defective.

Customers

In the years ended September 30, 2016 and 2015, all of our sales revenues were derived from sales to one related party, Hangzhou Dechuan, a company is controlled by Mr. Xia, our sole officer and director.

There can be no assurance that Hangzhou Dechuan will continue to order our products in the same level or at all. A reduction or delay in orders from such customer, including reductions or delays due to market, economic or competitive conditions, could have a material adverse effect on our business, operating results and financial condition.

On July 18, 2016, we executed a sales agreement with Jiangyin Shixiu E-Commerce Co., Ltd. (“Jiangyin Shixiu”), an online sales platform, to sell 20,000 barrels and 22,000 boxes of cherry plum wine to Jiangyin Shixiu for a total purchase price of RMB 66,320,000 (approximately $9.9 million). We will start shipping the wine after receiving a deposit of RMB1,000,000 (approximately $0.15 million). Due to the delay in delivery of cherry plum wine from our supplier, the parties have agreed to postpone the payment of the deposit until the quarter ended June 30, 2017. The wine will be shipped to Jjiangyin Shixiu in five installments on the dates specified by the parties.

Competition

The food and beverage industry is extremely competitive in China. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. The products we sell will be competing directly with a wide range of food and drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ad and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than we have.

Important factors that will affect our ability to compete successfully include the continued public perception of the benefits of the products, taste and flavor of our products, trade and consumer promotions, the development of new, unique and cutting edge products, attractive and unique packaging, branded product advertising, pricing, and the success of our distribution network.

We will be competing to secure retail outlets who will agree to sell our products over those of our competitors. The extremely competitive pressures could result in our products never even being introduced beyond what they can market locally themselves.

The product we will be focusing on promoting is cherry plum drink which will compete generally with all liquid refreshments, including similar cherry plum based beverages. We will compete directly with Shandong Qianbo Biological Technology Co., Ltd., a company engaged in the production and sale of cherry plum based products, including juice blend, enzyme, wine and health supplements.

Competitive Strengths

We believe that the following competitive strengths will allow us to continue to grow:

●	We have purchased high quality products from reliable and stable sources. We place significant emphasis on product quality safety and have established relationship with reliable suppliers.

●	We have established sales channels in Zhejiang and Jiangsu provinces and will expand our sales network in other geographic areas of China. We sell our products in Jiangsu and Zhejiang provinces through our own sales and distribution network. As our business continues to grow, we plan to expand our sales network into other regions of the PRC.

Growth Strategy

We are focused on leveraging industry opportunities and our competitive strengths to become China’s leading brand for foods and beverages through the following initiatives:

●	Expand our domestic sales and distribution network and enter new markets. We are focused on expanding our sales and distribution channels in the domestic China market, and maintaining existing customers. To support our future growth, we intend to further expand our domestic sales and distribution channels to farmers’ markets, supermarkets, restaurants and retailers.

●	Launch our online retail platform. In order to capitalize the E-commerce opportunity in China and increase our presence to a larger geographic area, we plan to launch our own online retail platform to sell the products over the internet.

●	Improve our profitability by continuously introducing new high value added products. We constantly evaluate our products and adapt to changes in market conditions by updating our products to reflect new trends in consumer preferences.

●	Further enhance our brand recognition. We have been gaining brand recognition in China, especially in Zhejiang and Jiangsu provinces. We seek to expand our customer base and enhance brand recognition by: seeking to penetrate a variety of sales channels such as well-known supermarkets to promote our products and attending various food exhibitions and organizing nutrition training sessions for distributors to promote our products.

Regulation

We operate our business in China under a legal regime consisting of the National People’s Congress, which is the country’s highest legislative body, the State Council, which is the highest authority of the executive branch of the PRC central government, and several ministries and agencies under its authority, including the Ministry of Agriculture, SAIC, China Food and Drug Administration and their respective local offices. This section summarizes the principal PRC regulations related to our business.

The applicable PRC laws, rules and regulations governing value-added telecommunication services may change in the future. We may be required to obtain additional approvals, licenses and permits and to comply with any new regulatory requirements adopted from time to time. Moreover, substantial uncertainties exist with respect to the interpretation and implementation of these PRC laws, rules and regulations. See “Risk Factors — Risks Associated With Doing Business in China — Uncertainties with respect to the PRC legal system could have a material adverse effect on us.”

We operate in an increasingly complex legal and regulatory environment.

Food Hygiene and Safety Laws and Regulations

We are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

●	The PRC Product Quality Law

●	The PRC Food Safety Law

●	The Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises

●	The Regulation on the Administration of Production Licenses for Industrial Products

●	The Provisional Rules on the Release of Food Advertisement

●	The General Standards for the Labeling of Prepackaged Foods

●	The Standardization Law

●	The Special Rules on Strengthening Safety and Supervision of Food and other Products

●	The Regulation on Administration of New Varieties of Food Additive

These laws and regulations set out safety and hygiene standards and requirements for various aspects of food production, such as the sale, production, packaging, handling, labeling and storage of food for the use of facilities and equipment that make food, as well as for the use of additive in food. Failure to comply with these laws and regulations may result in confiscation and destruction of our products and inventory, confiscation of proceeds from the sale of non-compliant products, fines, suspension of production and operations, product recalls, revocation of licenses, and, in extreme cases, criminal liability.

We believe that we are all material respects in compliance with the PRC Food Hygiene and Safety laws and regulations applicable to us or our business.

Regulation of Foreign Investment

The Guidance Catalogue of Industries for Foreign Investment, or the Catalogue, the latest version of which came into effect on April 10, 2015, was promulgated and newly amended by the MOFCOM and the National Development and Reform Commission and governs investment activities in the PRC by foreign investors. The Catalogue divides industries into three categories — “encouraged,” “restricted,” and “prohibited” for foreign investment. Industries not listed in the Catalogue are generally deemed as falling into a fourth category, “permitted.” The businesses of Hangzhou Yezhiyuan are mainly wholesale and retail of food and beverage, which falls into permitted category. Hangzhou Yezhiyuan has obtained all material approvals required for its business operations. The Catalogue does not apply to our significant subsidiaries that are registered and domiciled in Hong Kong, or the British Virgin Islands, and operate outside China.

In January 2015, MOFCOM published a discussion draft of the proposed Foreign Investment Law, which embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The MOFCOM has solicited comments on this draft and substantial uncertainties exist with respect to its enactment timetable, the final version, interpretation and implementation.

Foreign Investment in Value-Added Telecommunication Services

Based on the advice of its Chinese counsel, in the event that the Company engages in website sales and profits from publishing information and providing other related services on its website, the Company may be deemed to be providing commercial internet information services, which would require the Company to obtain an ICP License. An ICP License is a value-added telecommunications business operating license required for provision of commercial internet information services and foreign ownership of value-added telecommunications business is subject to restrictions under current PRC laws, rules and regulations. The Provisions on Administration of Foreign Invested Telecommunications Enterprises promulgated by the State Council of the PRC in December 2001 and subsequently amended in September 2008 and February 2016 and prohibit a foreign investor from owning more than 50% of the total equity interest in any value-added telecommunications service business in China and require the major foreign investor in any value-added telecommunications service business in China have a good and profitable record and operating experience in this industry. The Guidance Catalog of Industries for Foreign Investment amended in 2015 allows a foreign investor to own more than 50% of the total equity interest in an e-commerce business. However, foreign investors continue to be prohibited from holding more than 50% of the equity interest in a provider of other category of value-added telecommunications services except for e-commerce.

As the Company plans to conduct website sales through its principal Chinses operating subsidiary, the Company does not believe the PRC rules or regulations on foreign equity ownership will impact its ability to engage in e-commerce activities, including the ability to obtain and hold an ICP License.

Regulation of Foreign Exchange

The principal regulations governing foreign currency exchange in China are the Regulations on Foreign Exchange Administration of the PRC. Under the PRC foreign exchange regulations, payments of current account items, such as profit distributions and trade and service-related foreign exchange transactions, may be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. By contrast, approval from or registration with appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of foreign currency-denominated loans or foreign currency is to be remitted into China under the capital account, such as a capital increase or foreign currency loans to our PRC subsidiary.

In August 2008, SAFE issued the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency-registered capital into RMB by restricting how the converted RMB may be used. In addition, SAFE promulgated Circular 45 on November 9, 2011 in order to clarify the application of SAFE Circular 142. Under SAFE Circular 142 and Circular 45, the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of foreign-invested enterprises. The use of such RMB capital may not be changed without SAFE’s approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used.

Since SAFE Circular 142 has been in place for more than five years, SAFE decided to further reform the foreign exchange administration system in order to satisfy and facilitate the business and capital operations of foreign invested enterprises, and issued the Circular on the Relevant Issues Concerning the Launch of Reforming Trial of the Administration Model of the Settlement of Foreign Currency Capital of Foreign-Invested Enterprises in Certain Areas on August 4, 2014. This circular suspends the application of SAFE Circular 142 in certain areas and allows a foreign-invested enterprise registered in such areas with a business scope including “investment” to use the RMB capital converted from foreign currency registered capital for equity investments within the PRC. On April 9, 2015, SAFE released the Notice on the Reform of the Administration Method for the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or SAFE Circular 19, which came into force and superseded SAFE Circular 142 on June 1, 2015. Circular 19 allows foreign invested enterprises to settle their foreign exchange capital on a discretionary basis according to the actual needs of their business operation and provides the procedures for foreign invested companies to use Renminbi converted from foreign currency-denominated capital for equity investment. Nevertheless, Circular 19 also reiterates the principle that Renminbi converted from foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Since Circular 19 was only recently promulgated, there are uncertainties on how it will be interpreted and implemented in practice.

In November 2012, SAFE promulgated the Circular of Further Improving and Adjusting Foreign Exchange Administration Policies on Foreign Direct Investment, which substantially amends and simplifies the current foreign exchange procedure. Pursuant to this circular, the opening of various special purpose foreign exchange accounts, such as pre-establishment expenses accounts, foreign exchange capital accounts and guarantee accounts, the reinvestment of RMB proceeds by foreign investors in the PRC, and remittance of foreign exchange profits and dividends by a foreign-invested enterprise to its foreign shareholders no longer require the approval or verification of SAFE, and multiple capital accounts for the same entity may be opened in different provinces, which was not possible previously. In addition, SAFE promulgated the Circular on Printing and Distributing the Provisions on Foreign Exchange Administration over Domestic Direct Investment by Foreign Investors and the Supporting Documents in May 2013, which specifies that the administration by SAFE or its local branches over direct investment by foreign investors in the PRC shall be conducted by way of registration and banks shall process foreign exchange business relating to the direct investment in the PRC based on the registration information provided by SAFE and its branches. In February 2015, SAFE promulgated the Circular of Further Simplifying and Improving the Policies of Foreign Exchange Administration Applicable to Direct Investment, or SAFE Circular 13, which became effective on June 1, 2015. Under SAFE Circular 13, the current foreign exchange procedures will be further simplified, and foreign exchange registrations of direct investment will be handled by the banks designated by the foreign exchange authority instead of SAFE and its branches.

SAFE Circular 37

SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, on July 4, 2014, which replaced the former circular commonly known as “SAFE Circular 75” by SAFE on October 21, 2005. SAFE Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in SAFE Circular 37 as a “special purpose vehicle.” SAFE Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. In the event that a PRC shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the PRC subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls. On February 13, 2015, SAFE released SAFE Circular 13, under which local banks will examine and handle foreign exchange registration for overseas direct investment, including the initial foreign exchange registration and amendment registration, from June 1, 2015. However, since the notice came into force recently, there exist substantial uncertainties with respect to its interpretation and implementation by governmental authorities and banks.

We have notified substantial beneficial owners of shares of Common Stock who we know are PRC residents of their filing obligation. However, we may not be aware of the identities of all our beneficial owners who are PRC residents. In addition, we do not have control over our beneficial owners and cannot assure you that all of our PRC resident beneficial owners will comply with SAFE Circular 37. The failure of our beneficial owners who are PRC residents to register or amend their SAFE registrations in a timely manner pursuant to SAFE Circular 37 or the failure of future beneficial owners of our company who are PRC residents to comply with the registration procedures set forth in SAFE Circular 37 may subject such beneficial owners or our PRC subsidiary to fines and legal sanctions. Failure to register or amend the registration may also limit our ability to contribute additional capital to our PRC subsidiary or receive dividends or other distributions from our PRC subsidiary or other proceeds from disposal of our PRC subsidiary, or we may be penalized by SAFE.

Regulation of Dividend Distribution

The principal laws, rules and regulations governing dividend distribution by foreign-invested enterprises in the PRC are the Company Law of the PRC, as amended, the Wholly Foreign-owned Enterprise Law and its implementation regulations and the Chinese-foreign Equity Joint Venture Law and its implementation regulations. Under these laws, rules and regulations, foreign-invested enterprises may pay dividends only out of their accumulated profit, if any, as determined in accordance with PRC accounting standards and regulations. Both PRC domestic companies and wholly-foreign owned PRC enterprises are required to set aside as general reserves at least 10% of their after-tax profit, until the cumulative amount of such reserves reaches 50% of their registered capital. A PRC company is not permitted to distribute any profits until any losses from prior fiscal years have been offset. Profits retained from prior fiscal years may be distributed together with distributable profits from the current fiscal year.

Regulations Relating to Taxation

Enterprise Income Tax

In January 2008, the PRC Enterprise Income Tax Law took effect. The PRC Enterprise Income Tax Law applies a uniform 25% enterprise income tax rate to both foreign-invested enterprises and domestic enterprises, unless where tax incentives are granted to special industries and projects. Under the PRC Enterprise Income Tax Law and its implementation regulations, dividends generated from the business of a PRC subsidiary after January 1, 2008 and payable to its foreign investor may be subject to a withholding tax rate of 10% if the PRC tax authorities determine that the foreign investor is a non-resident enterprise, unless there is a tax treaty with China that provides for a preferential withholding tax rate. Distributions of earnings generated before January 1, 2008 are exempt from PRC withholding tax. Our PRC subsidiary is subject to PRC enterprise income tax at the statutory rate of 25% on its PRC taxable income.

Under the PRC Enterprise Income Tax Law, an enterprise established outside China with “de facto management bodies” within China is considered a “resident enterprise” for PRC enterprise income tax purposes and is generally subject to a uniform 25% enterprise income tax rate on its worldwide income. A circular issued by the State Administration of Taxation in April 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese enterprise groups and established outside of China as “resident enterprises” clarified that dividends and other income paid by such PRC “resident enterprises” will be considered PRC-source income and subject to PRC withholding tax, currently at a rate of 10%, when paid to non-PRC enterprise shareholders. This circular also subjects such PRC “resident enterprises” to various reporting requirements with the PRC tax authorities.

Under the implementation regulations to the PRC Enterprise Income Tax Law, a “de facto management body” is defined as a body that has material and overall management and control over the manufacturing and business operations, personnel and human resources, finances and properties of an enterprise. In addition, the tax circular mentioned above specifies that certain PRC-invested overseas enterprises controlled by a Chinese enterprise or a Chinese enterprise group in the PRC will be classified as PRC resident enterprises if the following are located or resident in the PRC: senior management personnel and departments that are responsible for daily production, operation and management; financial and personnel decision making bodies; key properties, accounting books, the company seal, and minutes of board meetings and shareholders’ meetings; and half or more of the senior management or directors having voting rights.

Business Tax and Value-Added Tax

Prior to January 1, 2012, pursuant to Provisional Regulation of China on Business Tax and its implementing rules, any entity or individual rendering services in the territory of PRC is generally subject to a business tax at the rate of 5% on the revenues generated from provision of such services.

On January 1, 2012, the Chinese State Council officially launched a pilot value-added tax (“VAT”) reform program, or Pilot Program, applicable to businesses in selected industries. Businesses in the Pilot Program would pay VAT instead of business tax. The Pilot Industries in Shanghai included industries involving the leasing of tangible movable property, transportation services, research and development and technical services, information technology services, cultural and creative services, logistics and ancillary services, certification and consulting services. Revenues generated by advertising services, a type of “cultural and creative services,” are subject to the VAT tax rate of 6%. According to official announcements made by competent authorities in Beijing and Guangdong province, Beijing launched the same Pilot Program on September 1, 2012, and Guangdong province launched it on November 1, 2012. On May 24, 2013, the Ministry of Finance and the State Administration of Taxation issued the Circular on Tax Policies in the Nationwide Pilot Collection of Value Added Tax in Lieu of Business Tax in the Transportation Industry and Certain Modern Services Industries, or the Pilot Collection Circular. The scope of certain modern services industries under the Pilot Collection Circular extends to the inclusion of radio and television services. On August 1, 2013, the Pilot Program was implemented throughout China. Our WFOE and Hangzhou Yezhiyuan are subject to the VAT tax.

Regulations Relating to Labor

We are subject to laws and regulations governing our relationship with our PRC employees, including wage and hour requirements, working and safety conditions, and social insurance, housing funds and other welfare. The compliance with these laws and regulations may require substantial resources.

Pursuant to the PRC Labor Law effective in 1995 and the PRC Labor Contract Law effective in 2008 and amended in 2012, a written labor contract is required when an employment relationship is established between an employer and an employee. Other labor-related regulations and rules of China stipulate the maximum number of working hours per day and per week as well as the minimum wages. An employer is required to set up occupational safety and sanitation systems, implement the national occupational safety and sanitation rules and standards, educate employees on occupational safety and sanitation, prevent accidents at work and reduce occupational hazards.

An employer is obligated to sign an indefinite term labor contract with an employee if the employer continues to employ the employee after two consecutive fixed-term labor contracts, with certain exceptions. The employer also has to pay compensation to the employee if the employer terminates an indefinite term labor contract, with certain exceptions. Except where the employer proposes to renew a labor contract by maintaining or raising the conditions of the labor contract and the employee is not agreeable to the renewal, an employer is required to compensate the employee when a definite term labor contract expires. Furthermore, under the Regulations on Paid Annual Leave for Employees issued by the State Council in December 2007 and effective as of January 2008, an employee who has served an employer for more than one year and less than ten years is entitled to a 5-day paid vacation, those whose service period ranges from 10 to 20 years are entitled to a 10-day paid vacation, and those who have served for more than 20 years are entitled to a 15-day paid vacation. An employee who does not use such vacation time at the request of the employer must be compensated at three times their normal salaries for each waived vacation day.

Pursuant to the Regulations on Occupational Injury Insurance effective in 2004, as amended in 2010, and the Interim Measures concerning the Maternity Insurance for Enterprise Employees effective in 1995, PRC companies must pay occupational injury insurance premiums and maternity insurance premiums for their employees. Pursuant to the Interim Regulations on the Collection and Payment of Social Insurance Premiums effective in 1999 and the Interim Measures concerning the Administration of the Registration of Social Insurance effective in 1999, basic pension insurance, medical insurance and unemployment insurance are collectively referred to as social insurance. Both PRC companies and their employees are required to contribute to the social insurance plans. The aforesaid measures are reiterated in the Social Insurance Law of China effective in July 2011, which stipulates the system of social insurance of China, including basic pension insurance, medical insurance, unemployment insurance, occupational injury insurance and maternity insurance. Pursuant to the Regulations on the Administration of Housing Fund effective in 1999, as amended in 2002, PRC companies must register with applicable housing fund management centers and establish a special housing fund account in an entrusted bank. Both PRC companies and their employees are required to contribute to the housing funds.

Intellectual Property

We have obtained trademark registrations of “堂恩赐 CIENTANG”, “吾亦红”, and “野果缘 YEGUOYUAN”. The duration of the trademark protection in the PRC is 10 years from the effective registration date, which can be renewed at the end of such term.  Our application for the mark “路伊带伊” is currently pending before the Trademark Bureau of the PRC State Administration of Industry and Commerce. We also own the domain name www.yzyny.com.

Our Employees

As of January 17, 2017, we employed a total of five full-time employees.

Our employees are not represented by a labor organization or covered by a collective bargaining agreement. We have not experienced any work stoppages.

We are required under PRC law to make contributions to employee benefit plans at specified percentages of our after-tax profit. In addition, we are required by PRC law to cover employees in China with various types of social insurance. We believe that we are in material compliance with the relevant PRC employment laws.

Seasonality

There is no seasonality in our business.

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. Therefore, we are subject to business and product liability exposure.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Description of Property.

We currently lease approximately 861 square feet of office space in Jiande City, Zhejiang Province, China as our headquarters. The lease expires on December 31, 2019 and provides for an annual rent of approximately $2,828 (RMB 18,000).

We also leased an office space of approximately 5,561 square feet in Hangzhou City, Zhejiang Province, China, as our administration office, for a monthly rent of approximately $6,914 (RMB 43,997). The lease expired on August 31, 2016 and was not renewed.

Additionally, we leased warehouses of approximately 2,411 square feet in Changzhou City, Zhejiang Province, China for an annual rent of approximately $3,960 (RMB 25,200). The lease expired on March 14, 2016 and the Company did not renew the lease agreement.

Item 3.	Legal Proceedings.

On September 1, 2015, a total of nine individuals filed separate complaints against Hangzhou Yezhiyuan for breach of contract in the people’s court of Jiande city, Jiangsu province, P.R. China (the “Court”). On September 8, 2015, all the nine plaintiffs amended their complaints but failed to pay their respective court fees in time. As a result, the Court dismissed their cases on December 17, 2015.

Also on September 1, 2015, an individual named Xian Sha filed a complaint against Hangzhou Yezhiyuan in the same court asserting that Hangzhou Yezhiyuan raised funds through sales of its products to the plaintiff and failed to pay the plaintiff the promised return on her investment in the amount of RMB959,867, which constituted a breach of contract. The plaintiff made a motion to join an individual named Xiangyang Hou as a co-defendant on October 8, 2015. On November 2, 2015, the Court issued a civil verdict ordering the bank deposits or other assets of the co-defendant to be frozen pending the final decision of the court. One of Hangzhou Yezhiyuan’s bank accounts has also been frozen pursuant to a court verdict dated September 25, 2015. The case proceeded to trial on December 17, 2015. At trial, the plaintiff requested additional time to produce evidence to support her claims and the court approved plaintiff’s request. A second trial was held on May 17, 2016 for production of evidence and further arguments but plaintiff failed to produce any further evidence. On July 29, 2016, the court issued a verdict approving plaintiff’s application to withdraw the case.

Other than the foregoing claims, the Company is currently not aware of any pending legal proceedings to which it is a party or of which any of its property is the subject, nor is the Company aware of any such proceedings that are contemplated by any governmental authority.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no established public trading market for our Common Stock. We recently engaged a market maker to assist us to apply for quotation on the OTC Markets but we are not able to determine the length of time that such application process will take. Currently we are in the process of responding to comments we received from FINRA regarding our Form 211 application. There can be no assurance the application will be successful. The OTC Markets differ substantially from national and regional stock exchanges because they: (a) operates through communication of bids, offers and confirmations between broker-dealers, rather than one centralized market or exchange; and (b) securities admitted to quotation are offered by one or more broker-dealers rather than “specialists” which operate in stock exchanges.

Holders

We had 37 holders of record of our Common Stock as of February 1, 2017.

Dividends

Since inception, no dividends have been paid on the Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future. Although we intend to retain earnings, if any, to finance the exploration and growth of our business, our Board of Directors shall have the discretion to declare and pay dividends in the future.  Payment of dividends in the future will depend upon the earnings, capital requirements, and other factors which the Board of Directors may deem relevant.

In addition, due to various restrictions under PRC laws on the distribution of dividends by WFOE, we may not be able to pay dividends to our shareholders. The Wholly-Foreign Owned Enterprise Law (1986), as amended, and the Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended, and the Company Law of the PRC (2006), contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds until such time as the accumulated reserve funds reach and remain above 50% of the registered capital amount. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company currently does not have any equity compensation plan.

Repurchase of Equity Securities

None.

Use of Proceeds

On October 20, 2016, the Company’s registration statement on Form S-1 (File No. 333-211380) was declared effective for its initial public offering, pursuant to which the Company registered the sale of 229,775 shares of Common Stock, all of which were to be sold by selling stockholders. The offering price was $0.10 per share until our shares are quoted on the OTCQB Market and thereafter at prevailing market prices or privately negotiated prices. We did not receive any proceeds from the sale of securities by the selling stockholders.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward–Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	our ability to establish our business model and generate revenue and profit;

●	our ability to expand our business model beyond engaging in activities on behalf of related parties;

●	our ability to manage or expand operations and to fill customers’ orders on time;

●	our ability to maintain adequate control of our expenses as we seek to grow;

●	our ability to establish or protect our intellectual property;

●	the impact of significant government regulation in China;

●	our ability to implement marketing and sales strategies and adapt and modify them as needed; and

●	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies.

Overview and Recent Developments

We are engaged in the business of distributing foods and beverages in the People’s Republic of China (the “PRC” or “China”) through our subsidiaries and affiliated entity. We do not grow, produce or manufacture any products. Instead, we act as a distributor for the products primarily based on client or market demands. Our principal products include fruits, juices, wine and nutritional supplement products made out of traditional Chinese herbs such as ginseng and edible bird’s nest. Our executive offices are located in Jiande City, Zhejiang Province, China.

For the years ended September 30, 2016 and 2015, all of our revenues were derived from sales of nutritional supplement products to Hangzhou Dechuan, a company controlled by our CEO. We expect to start selling the cherry plum drinks and cherry plum wine in the three months ended June 30, 2016. In addition, we plan to devote ourselves to the marketing and sales of cherry plum based products during the same period and hire additional sales personnel to expand our sales network. We estimate we will need approximately $300,000 to implement our plan and we believe the repayment by Mr. Xia of the loans he took from the Company will be sufficient to cover our operating expenses for the next twelve months. These loans were repaid prior to the effectiveness of the Company’s registration as a public company.

Key Factors Affecting Our Results of Operation

Our operating entity Hangzhou Yezhiyuan was formed in November 2012 and has not generated material revenue or any profit as of the date of this report. We have limited experience and operating history in marketing and selling food and drink products. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

We expect that sales of food and drink products will be our core business and main revenue producing sectors in the future. Our main focus will be the marketing and sales of cherry plum drink and cherry plum wine. We will heavily rely on a limited number of suppliers for these products. For example, we rely on one supplier, Weifang Shoushu for the supply of cherry plum drink. We have entered into the Distribution Agreement with Weifang Shoushu for a term that ends on August 31, 2021. Even though we have the right of first refusal to renew the Distribution Agreement for another five-year term, there is no guarantee that we can maintain such exclusive contractual relationship with Weifang Shoushu after the end of the extended term.

The food and beverage business environment is rapidly evolving as a result of, among other things: changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the food and beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace.

The food and beverage industry is subject to risks posed by food spoilage and contamination, product tampering, product recall, and consumer product liability claims. Our operations could be impacted by both genuine and fictitious claims regarding our products and our competitors’ products.

Results of Operations

Results of Operations for the Year Ended September 30, 2016 Compared to the Year Ended September 30, 2015

	For the Years Ended September 30,
	2016	2015	Change

Revenues - related party	$25,947	$452,841	$(426,894)
Cost of revenues	(26,248)	(413,591)	387,343
Gross (loss) profit	(301)	39,250	(39,551)

Operating expenses
Selling, general and administrative expenses	(176,648)	(135,940)	(40,708)
Bad debt expense	(2,346)	(40,553)	38,207
Total operating expenses	(178,994)	(176,493)	(2,501)

Interest income	2,230	102	2,128
Other expenses	(23)	(129)	106
Loss from foreign currency exchange transactions	(67,798)		(67,798)
Net loss	$(244,786)	$(137,270)	$(107,516)

Revenues and cost of revenues

For the years ended September 30, 2016 and 2015, the Company generated revenue of $25,947 and $452,841, respectively, from sales of fruits, juices, and nutritional supplement products to Hangzhou Dechuan. However, as new products such as cherry plum drinks and wine are expected to be delivered after the fiscal year, the Company did not have sufficient inventory for sales, thereby causing a significant decrease in revenue generated during the year ended September 30, 2016.

As a trading company, the Company’s cost of revenue is comprised of the purchase cost of inventories, business tax and surcharges. During the years ended September 30, 2016 and 2015, cost of revenues were $26,248 and $413,591, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consisted of salary and employee surcharge, office and warehouse rental expense, travel expenses, office supplies, and entertainment expenses. Selling, general and administrative expenses increased from $135,940 for the year ended September 30, 2015 to $176,648 for the year ended September 30, 2016, representing an increase of $40,708, primarily due to the increase in rental expenses and salaries. During the year ended September 30, 2016, we incurred audit fees of $26,043, payroll expense of $24,982 and rental expense of $89,671 while during the year ended September 30, 2015 we incurred rental expenses of $3,393, office expenses of $41,832 and fees of $24,981 related to the qualification of Hangzhou Yezhiyuan on Shanghai Equity Exchange market (quotation platform for non-public companies in China). Our rental expenses increased $89,671 in the year ended September 30, 2016 as compared to the same period last year as a result of entry into a new office lease in August 2015. Our office expenses decreased by $37,369 as the Company commenced operation since November 2014 and had incurred more start-up expenses during the fiscal year 2015.

Bad debt expense

For the years ended September 30, 2016 and 2015, a provision for bad debts of $2,346 and $40,553 was charged on the other receivables and prepayment to an equipment vendor, respectively.

During the year ended September 30, 2016, the Company accrued $9,118 on receivables as the management believed that the receivable would probably not be recovered. During the year ended September 30, 2015, the Company canceled the equipment order due to quality issues. The management believed that the prepayment would probably not be refunded by the vendor and recorded a bad debt expense.

Net loss

Net loss for the year ended September 30, 2016 was $244,786 representing an increase of $107,516 from net loss of $137,270 for the year ended September 30, 2015. The increase in net loss for the year ended September 30, 2016 was primarily the net effect of the changes in the following components:

●	a decrease in gross profit of $39,551;

●	an increase in the selling, general and administrative expenses of $40,708; and

●	a decrease in bad debt expense of $38,207.

●	an increase in loss from foreign currency exchange transaction of $67,798.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $1,203,928 as compared to nil as of September 30, 2015. We had a working capital of $1,108,371 and $63,510 as of September 30, 2016 and 2015, respectively. The change was a result of collection of loans of $1,203,603 previously made to the Company’s Chief Executive Officer.

As of September 30, 2016, the Company has incurred accumulated losses totaling $385,852 since inception and has not yet generated steady revenues from its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

●	Bank Financing and Other Financial Support

The Company currently mainly relies on shareholders for capital to fund its operation. However, it also plans to negotiate with several banks for bank facilities so as to meet increasing business expenditures.

In addition, in July and August 2016, the Company received a repayment of loans of RMB 8,397,183 (approximately $1.24 million) Zhangzhou Yezhiyuan made to Mr. Xia, which will be used for the Company’s operations.

Meanwhile, the Company is also seeking other strategic investors with experience in the distribution of foods and beverages.

●	Improvement in Working Capital Management

To actively manage the Company’s cash flow and working capital requirements, management has implemented measures to closely monitor the Company’s inventory levels and manage the collection of the Company’s receivable balances. In addition, the Company has been negotiating with a number of potential vendors, to obtain preferential pricing terms and more favorable payment terms.

The following table sets forth the summary of our cash flows for the years ended September 30, 2016 and 2015.

	For the Years Ended September 30,
	2016	2015
Net Cash Used in Operating Activities	$(110,468)	$(202,112)
Net Cash Used in Investing Activities	(82,035)	(4,499)
Net Cash Provided by Financing Activities	1,398,589	201,105
Effect of foreign exchange rate on cash	(2,158)	5,487
Cash and cash equivalents at beginning of year	-	19
Cash and cash equivalents at end of year	$1,203,928	$-

Cash Flow from Operating Activities

For the year ended September 30, 2016, the net cash used in operating activities was $110,468, as compared to net cash used in operating activities of $202,112 for the year ended September 30, 2015, representing a decrease of cash outflow of $91,644. We incurred a net loss for the year ended September 30, 2016 of $244,786, a change of $107,516 from the year ended September 30, 2015, during which we incurred a net loss of $137,270. We also incurred a loss on foreign currency transactions during the year ended September 30, 2016 of $67,798, as compared to nil during the year ended September 30, 2015. In addition to the change in net loss and loss on foreign currency transactions, the decrease in net cash used in operating activities was primarily the result of several factors, including:

●	The prepaid expenses and other current assets decreased by $15,638 and increased by $78,451 for the years ended September 30, 2016 and 2015, respectively. This is mainly attributable to a decrease in prepayments made to our suppliers as result of decreased purchase during the year ended September 30, 2016 as new products are expected to be paid and delivered after the fiscal year 2016;
●	The inventories decreased by $25,690 and increased by $27,222 for the years ended September 30, 2016 and 2015, respectively. This also resulted from a decrease in purchase during the year ended September 30, 2016.

Cash Flow from Investing Activities

During the year ended September 30, 2016, the Company provided a loan to a related party in the amount of $82,662, purchased office equipment and computer software at the cost of $3,619 and received a release of restricted cash of $4,246. As a result, the Company had net cash used in investing activities of $82,035 as compared to $4,499 used in investing activities during the year ended September 30, 2015.

Cash Flow from Financing Activities

For the year ended September 30, 2016, the net cash provided by financing activities was $1,398,589, as compared to net cash provided by financing activities of $201,105 for the year ended September 30, 2015, representing an increase of cash inflow of $1,197,484. The change in net cash flow from financing activities was primarily attributable to collection of amounts previously advanced to the Company’s sole officer and director of $1,203,603, an increase in proceeds from short-term debt of $133,982 and proceeds from private placement of common stock of $22,977.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Inflation

We do not believe our business and operations have been materially affected by inflation.

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect our reported amount of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time such estimate is made and if different accounting estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the condensed financial statements. We believe that the following accounting policies involve a higher degree of judgment and complexity in their application and require us to make significant accounting estimates. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our condensed financial statements and other disclosures included in this report.

(a)	Use of estimates

The preparation of consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates.

(b)	Fair values of financial instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

(c)	Inventories and cost of revenues

Inventories are merchant products for trading business. Inventories are stated at the lower of cost or market value. Cost is determined using first in first out method.

Cost of revenues includes all expenditures incurred in bringing the goods to the point of sale. Costs of revenues include direct costs of the merchant products and business taxes.

(d)	Revenue recognition

Revenue from the sale of products is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. In most cases, these conditions are met when the product is delivered to the customer.

Recently issued accounting standards

In October 2016, the FASB issued a new accounting standard that revises the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018, with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.

In August 2016, the FASB issued a new accounting standard that addresses how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued an accounting standard which revises the methodology for measuring credit losses on financial instruments and the timing of the recognition of those losses. Under the new standard, financial assets measured at an amortized cost basis are to be presented net of the amount not expected to be collected via an allowance for credit losses. Estimated credit losses are to be based on historical information adjusted for management's expectation that current conditions and supportable forecasts differ from historical experience. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2020, with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and notes thereto are set forth on pages F-1 through F-17 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 of the Exchange Act, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15 of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the material weaknesses in our internal control over financial reporting that were described in greater details below.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s principal executive officer and principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, has assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of September 30, 2016, our internal control over financial reporting was not effective due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff:

●	The Company has one member of its Board of Directors who also serves as the Principal Executive Officer and Principal Accounting Officer. The Company has no audit committee and no other independent directors.
●	The Company has limited personnel. Accordingly, the Company has a lack of segregation of duties to ensure proper levels of authorization for transactions and review.
●	The Company has not implemented internal control procedures over financial reporting in accordance with the Sarbannes-Oxley Act.

Management anticipates that such disclosure controls and procedures will not be effective until the above material weaknesses are remediated.

Management Plan to Remediate Material Weaknesses

We expect to implement the following measures in the fiscal year ending September 30, 2017 to remediate the material weaknesses identified, subject to obtaining additional financing: (i) hire a CFO with US qualification and (ii) adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following tables set forth the respective positions and ages of the directors and executive officer of the Company as of the date of this report. Each director of the Company has been elected to hold office until the next annual meeting of shareholders and thereafter until his successor is elected and has qualified.

Name	Age	Position	Director or Officer Since
Jianrong Xia	55	Chief Executive Office, Chief Financial Officer, Treasurer, Secretary and Director	October 2015

Biographical Information

Jianrong Xia. Mr. Xia is an entrepreneur with over 25 years of experience in the Chinese consumer business sector. He has successfully founded and operated three successful businesses in this sector. Presently, Mr. Xia is the founder and CEO of Hangzhou Yezhiyuan which he founded in 2012. Prior to that, Mr. Xia was a founder and owner of a boutique coffee shop from 2010 to 2012 and a company specialized in selling of poultry eggs from 1997 to 2010.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

The Board and Committees

We are not required to have any independent members of the Board of Directors. Our Board of Directors has determined that none of the directors are independent under applicable SEC rules. As we do not have any board committees, the Board as a whole carries out the functions of audit, nominating and compensation committees.

Directors Independence

Our Board has determined that it does not presently have a member that is “independent” as the term is defined under the Exchange Act.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of the Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law; (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto; (iv) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) Any Federal or State securities or commodities law or regulation; or (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; nor (v) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member (covering stock, commodities or derivatives exchanges, or other SROs).

Code of Conduct and Ethics

We currently do not have a Code of Ethics and plan to adopt one as we develop our business.

Section 16 Compliance

As of the date of this report, we are not subject to Section 16(a) of the Exchange Act.

Compensation Committee Interlocks and Insider Participation

We currently has only one director who serves as our sole office. Our sole officer does not currently serve, or in the past year has not served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our Board of Directors.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

There have been no material changes to the procedures by which our shareholders may recommend nominees to the Board.

Item 11.	Executive Compensation.

Summary Compensation Table

We did not pay any compensation to our sole officer and director for the years ended September 30, 2016 and 2015.

Employment Agreements and Potential Payments Upon Termination

The Company has not entered into any employment agreement with its executive officer.

Equity Compensation Plan Information

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Director Compensation

The Company did not pay any compensation to its director for the fiscal year ended September 30, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 1, 2017 by our officers, directors and 5% or greater beneficial owners of Common Stock. There is no other person or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the person identified in this table has sole voting and investment power with respect to all shares shown as beneficially owned by him, subject to applicable community property laws.

Name and Address of Beneficial Owner(3)	Number of Common Stock Beneficially Owned (1)		Percent of Class Beneficially Owned (1)(2)
5% Stockholder
Hao Jiang	250,000,000	(4)	99.9%
Directors and Executive Officers:
Jianrong Xia	250,000,000	(4)	99.9%
All officers and directors as a group (one person)	250,000,000		99.9%

*	Represents less than 1%
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
(2)	The percentage of class is based on 250,229,775 shares of Common Stock issued and outstanding as of February 1, 2017.
(3)	Unless otherwise noted, the address is c/o Natural Destiny Inc., Mingzhu Business Mansion, 9th Floor, Jiande City, Zhejiang Province, PRC.
(4)	Includes 250,000,000 shares of Common Stock Mr. Xia has the right to purchase from Hao Jiang at a purchase price of $1.00.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than employment and the arrangements discussed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party: (i) any director or executive officer of our company; (ii) any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities; (iii) any of our promoters and control persons; and (iv) member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During the year ended September 30, 2016, the Company received $1,145,205 from Mr. Jianrong Xia. During the year ended September 30, 2016, Mr. Xia paid office rental expenses on behalf of the Company, leading to an outstanding balance of $43,324 as of September 30, 2016. During the year ended September 30, 2016 and 2015, net advances to Mr. Xia was nil and $2,528, respectively. These advances are interest-free. As at September 30, 2016 and 2015, amounts due from Mr. Xia were nil and $1,271,301, respectively. As Mr. Xia provided the original capitalization and represented the principal shareholder of the Company at the time of the advances, the amounts have been reflected as a reduction in shareholders’ equity. No additional transactions with Mr. Xia occurred following the registration of the Company with the Securities and Exchange Commission.

During the years ended September 30, 2016 and 2015, the Company generated sales of $25,947 and $452,841 from Hangzhou Dechuan, respectively.

The Company purchased inventory from Xinlin, in the amount of $0 and $191,079, respectively, for the years ended September 30, 2016 and 2015.

During the year ended September 30, 2016, the Company provided financial support to Xinlin in trial production of organic food, which may be potential products for the Company for sales and distribution. The Company entered into a loan agreement with Xinlin providing a maximum of RMB 1 million and with a loan term from January 1, 2016 to January 1, 2017. The loan bears an interest rate of 4.35% per annum. As of September 30, 2016, the total outstanding principal of the loan was $80,957 and accrued interest was $2,116. On October 13, 2016, Xinlin repaid the principal amount of $80,957. On October 1, 2016, as part of the arrangement under the exclusive distributorship for certain products from Xinlin, the Company entered a loan agreement with Xinlin. According to the agreement, the Company lent $1,011,964 (RMB6,750,000) to Xinlin. The loan is interest free and matures on September 30, 2017.

On April 13, 2016, Mr. Xia, our sole office and director, who is also the sole shareholder of Hangzhou Yezhiyuan, entered into an exclusive option agreement whereby Mr. Xia irrevocably granted WFOE an exclusive option to purchase , to the extent permitted under PRC law, once or at multiple times, at any time, part or all of his equity interests in Hangzhou Yezhiyuan for a purchase price that equal to the paid in capital of Hangzhou Yezhiyuan, which is RMB 9,000,000 (approximately $1.35 million) as of the date of this report.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth fees billed to us by our independent registered public accounting firm GBH CPAs, PC, during the fiscal year ended September 30, 2015 and 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	2016	2015
Audit Fees	$25,000	$20,000
TOTAL	$25,000	$20,000

Pre-Approval Policies and Procedures

Our Board reviewed and approved all audit and non-audit services provided by our independent registered public accounting firms, and has determined that their provision of such services to us during fiscal 2015 and 2016 is compatible with and did not impair their independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements

Financial Statements and Report of Independent Registered Public Accounting Firms are set forth on pages F-1 through F-17 of this report.

(2)	Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3)	Exhibits

Exhibit	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.1	Share Exchange Agreement dated April 5, 2016, by and among the Company, Natural Destiny (BVI) Company Limited, and Shareholder of Natural Destiny (BVI) Company Limited (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.2	Exclusive Business Cooperation Agreement dated April 13 , 2016, by and between Shanghai You Yue Trading Co., Ltd. and Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.3	Share Pledge Agreement dated April 13, 2016, by and among Shanghai You Yue Trading Co., Ltd., Jianrong Xia and Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.4	Exclusive Option Agreement dated April 13, 2016 by and among Shanghai You Yue Trading Co., Ltd., Jianrong Xia and Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.6	Timely Reporting Agreement dated April 13, 2016, by and between the Company and Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.8	Office Lease dated August 23, 2015, by and among Ruitang Wu, Yali Liu, Jianrong Xia and Hangzhou Qiaoye Real Estate Marketing Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.9*	Loan Agreement, dated January 1, 2016, by and between Hangzhou Yezhiyuan Agriculture Development Co., Ltd. and Hangzhou Xinlin Fruits Co., Ltd
10.10*	Loan Agreement, dated October 1, 2016, by and between Hangzhou Yezhiyuan Agriculture Development Co., Ltd. and Hangzhou Xinlin Fruits Co., Ltd
10.11*	Exclusive Framework Distribution Agreement, dated January 1, 2016, and between Hangzhou Yezhiyuan Agriculture Development Co., Ltd. and Hangzhou Xinlin Fruits Co., Ltd
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL DESTINY INC.

Date: February 2, 2017	By:	/s/ Jianrong Xia
	Name:	Jianrong Xia
	Title:	Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jianrong Xia	Chief Executive Officer	February 2, 2017
Jianrong Xia	(principal executive officer), Chief Financial Officer (principal accounting and financial officer) and Chairman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Natural Destiny Inc.

Jiande City, Zhejiang Province

People’s Republic of China

We have audited the accompanying consolidated balance sheets of Natural Destiny Inc. as of September 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, changes in equity, and cash flows for each of the years then ended. Natural Destiny Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Natural Destiny Inc. as of September 30, 2016 and 2015 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Natural Destiny Inc. will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, Natural Destiny Inc. has an accumulated deficit and has not yet generated significant recurring revenues to support its operating costs. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

January 31, 2017

NATURAL DESTINY INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2016 and 2015

	September 30,	September 30,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$1,203,928	$-
Restricted cash	-	4,359
Other receivables	9,118	-
Due from related parties	124,042	-
Inventories	-	26,371
Prepaid expenses and other current assets	19,712	36,713
Total current assets	1,356,800	67,443

Property and equipment, net	2,313	-
Other assets, net	473	-
Total long-term assets	2,786	-

Total assets	$1,359,586	$67,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	36,644	3,933
Short-term debt	131,218	-
Advances from investors	37,243	-
Due to a related party	43,324	-
Total Liabilities	$248,429	$3,933

Commitments and contingencies

Shareholders’ equity
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized; 250,229,775 and 0 shares issued and outstanding at September 30, 2016 and 2015, respectively	$25,023	$-
Additional paid-in capital	1,470,341	1,472,387
Receivable from shareholder	-	(1,271,301)
Accumulated deficit	(385,852)	(141,066)
Accumulated other comprehensive (loss) income	(1,645)	3,490
Total shareholders’ equity	1,111,157	63,510

Total liabilities and shareholders’ equity	$1,359,586	$67,443

The accompanying notes are an integral part of these financial statements.

NATURAL DESTINY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended September 30, 2016 and 2015

	For the Years Ended September 30,
	2016	2015

Revenues – related party	$25,947	$452,841
Cost of revenues	(26,248)	(413,591)
Gross (loss) profit	(301)	39,250

Operating expenses
Selling, general and administrative expenses	(176,648)	(135,940)
Bad debt expense	(2,346)	(40,553)
Total operating expenses	(178,994)	(176,493)

Loss from operations	(179,295)	(137,243)

Other income (expenses)
Interest income	2,230	102
Other expenses, net	(23)	(129)
Loss from foreign currency exchange transactions	(67,798)	-
Total other income (expenses)	(65,491)	(27)

Net Loss	(244,786)	(137,270)

Other comprehensive loss
Foreign currency translation adjustment	(1,846)	3,444
Total comprehensive loss	$(246,632)	$(133,826)

Net loss per common share – basic and diluted	(0.00)	N/A
Weighted average number of common shares outstanding during the year – basic and diluted	116,215,644	N/A

The accompanying notes are an integral part of these financial statements.

NATURAL DESTINY INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended September 30, 2016 and 2015

	Common Stock		Paid-in	Receivable from	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	capital	shareholder	deficit	Income (loss)	Total
Balance as of September 30, 2014	-	$-	$1,268,754	$(1,268,773)	$(3,796)	$46	$(3,769)

Capital contribution in cash	-	-	203,633	-	-	-	203,633
Advances to shareholder	-	-	-	(2,528)	-	-	(2,528)
Net loss	-	-	-	-	(137,270)	-	(137,270)
Cumulative translation adjustment	-	-	-	-	-	3,444	3,444
Balance as of September 30, 2015	-	-	$1,472,387	$(1,271,301)	$(141,066)	$3,490	$63,510

Issuance of common stock	250,000,000	25,000	(25,000)	-	-	-	-
Issuance of common stock pursuant to private placement	229,775	23	22,954	-	-	-	22,977
Repayment from shareholder	-	-	-	1,271,301	-	-	1,271,301
Net loss	-	-	-	-	(244,786)	-	(244,786)
Cumulative translation adjustment	-	-	-	-	-	(1,846)	(1,846)
Balance as of September 30, 2016	250,229,775	$25,023	$1,470,341	$-	$(385,852)	$(1,645)	$1,111,157

The accompanying notes are an integral part of these financial statements.

NATURAL DESTINY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2016 and 2015

	For the Years Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(244,786)	$(137,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2,346	40,553
Loss on foreign currency transactions	67,698	-
Depreciation and amortization expense	774	-
Changes in operating assets and liabilities:
Accounts receivables – related parties	(43,992)	-
Other receivables	(11,657)	-
Inventories	25,690	(27,222)
Prepaid expenses and other current assets	15,638	(78,451)
Accounts payable and accrued expenses	33,584	278
Accounts payable – related party	44,237	-
Net Cash Used in Operating Activities	(110,468)	(202,112)

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,083)	-
Purchase of other assets	(536)	-
Decrease (increase) in restricted cash	4,246	(4,499)
Loans to related parties	(82,662)	-
Net Cash Used in Investing Activities	(82,035)	(4,499)

Cash Flows From Financing Activities:
Advances from investors	38,027	-
Borrowings from short-term debt	133,982	-
Capital contribution	-	203,633
Repayment from (advances to) shareholder	1,203,603	(2,528)
Proceeds from private placement	22,977	-
Net Cash Provided by Financing Activities	1,398,589	201,105

Effect of Exchange Rate Changes on Cash	(2,158)	5,487

Net Increase (Decrease) In Cash	1,203,928	(19)
Cash at Beginning of Year	-	19
Cash at End of Year	$1,203,928	$-

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of the financial statements

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

Natural Destiny Inc. (“ND” or the “Company”) is a holding company incorporated in the State of Nevada on October 21, 2015. The Company is engaged in the sale of food and beverages in the People’s Republic of China (the “PRC” or “China”) through its subsidiaries and affiliated entity. The Company’s executive offices are located in Jiande city, Zhejiang province, China.

On April 13, 2016, the Company executed a share exchange agreement to acquire all of the issued and outstanding ordinary shares of Natural Destiny (BVI) Company Limited, a corporation incorporated under the laws of the British Virgin Islands (“ND BVI”), from the shareholder of ND BVI (the “ND BVI Shareholder”) in exchange for the issuance to the ND BVI Shareholder of 250,000,000 shares of its common stock, par value $0.0001 per share, representing 100% of its then issued and outstanding shares of Common Stock (the transaction, hereinafter referred to as the “Share Exchange”). Upon completion of the Share Exchange, ND BVI became the Company’s wholly owned subsidiary.

Effective April 1, 2016, pursuant to an exclusive option agreement, ND BVI Shareholder granted Mr. Jianrong Xia, the Company’s Chief Executive Officer, an irrevocable and exclusive option to purchase 250,000,000 shares of common stock of the Company owned by the ND BVI Shareholder at any time at an exercise price of $1.00. The option agreement has a term of 10 years and can be renewed at Mr. Xia’s election.

ND BVI is a holding company, which in turn, holds 100% of the capital stock of Natural Destiny (HK) Co., Limited (“ND HK”), a Hong Kong corporation which was incorporated on November 16, 2015. ND HK is the parent company of Shanghai You Yue Trading Co., Ltd. (the “WFOE”), a wholly foreign owned entity established under the laws of the PRC, which is engaged in the sale and distribution of food and beverage in the PRC through a series of contractual arrangements (the “VIE Agreements”) with Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (“Hangzhou Yezhiyuan”), a PRC limited liability company which was established on November 27, 2012 with a registered capital of RMB 10,000,000, of which RMB 9,000,000 has been paid to date.

Neither the Company nor its subsidiaries own any equity interest in Hangzhou Yezhiyuan. Instead, the Company controls and receives the economic benefits of Hangzhou Yezhiyuan’s business operation through a series of contractual arrangements. WFOE, Hangzhou Yezhiyuan and its shareholder entered into a series of contractual arrangements, also known as the VIE Agreements, on April 13, 2016. The VIE Agreements are designed to provide WFOE with the power, rights and obligations equivalent in all material respects to those it would possess as the sole equity holder of Hangzhou Yezhiyuan (“Hangzhou Yezhiyuan Shareholder”), including absolute control rights and the rights to the assets, property and revenue of Hangzhou Yezhiyuan. Based on a legal opinion issued by Yuan Tai Law Offices to WFOE, the VIE Agreements constitute valid and binding obligations of the parties to such agreements, and are enforceable and valid in accordance with the laws of the PRC.

The transaction between ND and Hangzhou Yezhiyuan constituted a reorganization. As all of the above mentioned companies are under common control, this series of transactions has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The financial statements have been prepared as if the existing corporate structure had been in existence throughout all periods and the reorganization had occurred as of October 1, 2014, the beginning of the earliest period presented in the accompanying financial statements. The Company included the historical values of Hangzhou Yezhiyuan’s assets and liabilities in its consolidated financial statements.

VIE Agreements with Hangzhou Yezhiyuan

According to the Exclusive Business Cooperation Agreement, Hangzhou Yezhiyuan is obligated to pay service fees to WFOE approximately equal to the net income of Hangzhou Yezhiyuan. Hangzhou Yezhiyuan, a variable interest entity (“VIE”), is wholly owned by Mr. Jianrong Xia. Mr. Jianrong Xia is also the Company’s Chief Executive Officer and effectively holds 99.9% of the Company. Hangzhou Yezhiyuan’s operations are, in fact, directly controlled by the Company entirely. There are no unrecognized revenue-producing assets that are held by Hanzhou Yezhiyuan.

Each of the VIE Agreements is described in detail below:

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES (CONTINUED)

Exclusive Business Cooperation Agreement

Pursuant to the Exclusive Business Cooperation Agreement between Hangzhou Yezhiyuan and WFOE, WFOE provides Hangzhou Yezhiyuan with technical support, consulting services and other management services relating to its day-to-day business operations and management, on an exclusive basis, utilizing its advantages in technology, human resources, and information. Additionally, Hangzhou Yezhiyuan granted an irrevocable and exclusive option to WFOE to purchase from Hangzhou Yezhiyuan, any or all of its assets, to the extent permitted under the PRC laws. WFOE may exercise, at its sole discretion, the option to purchase from Hangzhou Yezhiyuan any or all of Hangzhou Yezhiyuan’s assets at the lowest purchase price permitted by PRC laws. Should WFOE exercise such option, the parties shall enter into a separate asset transfer or similar agreement. WFOE shall own all intellectual property rights that are developed during the course of the Exclusive Business Cooperation Agreement. For services rendered to Hangzhou Yezhiyuan by WFOE under this agreement, WFOE is entitled to collect a service fee calculated based on the time of services rendered multiplied by the corresponding rate, which is approximately equal to the net income of Hangzhou Yezhiyuan.

The Exclusive Business Cooperation Agreement shall remain in effect for ten years until it is terminated by WFOE with 30-day prior notice. Hangzhou Yezhiyuan does not have the right to terminate the agreement unilaterally. WFOE may unilaterally extend the term of this agreement with prior written notice.

The legal representative of WFOE, Mr. Xia, is currently managing Hangzhou Yezhiyuan pursuant to the terms of the Exclusive Business Cooperation Agreement. WFOE has absolute authority relating to the management of Hangzhou Yezhiyuan, including but not limited to decisions with regard to expenses, salary raises and bonuses, hiring, firing and other operational functions.

Share Pledge Agreement

Under the Share Pledge Agreement between the Hangzhou Yezhiyuan Shareholder and WFOE, the Hangzhou Yezhiyuan Shareholder pledged all of his equity interests in Hangzhou Yezhiyuan to WFOE to guarantee the performance of Hangzhou Yezhiyuan’s obligations under the Exclusive Business Cooperation Agreement. Under the terms of the agreement, in the event that Hangzhou Yezhiyuan or its shareholder breach their respective contractual obligations under the Exclusive Business Cooperation Agreement, WFOE, as pledgee, will be entitled to certain rights, including, but not limited to, the right to collect dividends generated by the pledged equity interests. The Hangzhou Yezhiyuan Shareholder also agreed that upon occurrence of any event of default, as set forth in the Share Pledge Agreement, WFOE is entitled to dispose of the pledged equity interests in accordance with applicable PRC laws. The Hangzhou Yezhiyuan Shareholder further agrees not to dispose of the pledged equity interests or take any actions that would prejudice WFOE’s interest.

The Share Pledge Agreement shall be effective until all payments due under the Exclusive Business Cooperation Agreement have been paid by Hangzhou Yezhiyuan. WFOE shall cancel or terminate the Share Pledge Agreement upon Hangzhou Yezhiyuan’s full payment of fees payable under the Exclusive Business Cooperation Agreement.

Exclusive Option Agreement

Under the Exclusive Option Agreement, the Hangzhou Yezhiyuan Shareholder irrevocably granted WFOE (or its designee) an exclusive option to purchase, to the extent permitted under PRC law, once or at multiple times, at any time, part or all of his equity interests in Hangzhou Yezhiyuan. The option price is equal to the capital paid in by the Hangzhou Yezhiyuan Shareholder subject to any appraisal or restrictions required by applicable PRC laws and regulations. As of the date of this prospectus, if WFOE exercised such option, the total option price that would be paid to the Hangzhou Yezhiyuan Shareholder would be approximately $1.35 million (RMB 9,000,000), which is the aggregate paid in capital of Hangzhou Yezhiyuan.

The agreement remains effective for a term of ten years and may be renewed at WFOE’s election.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES (CONTINUED)

Power of Attorney

Under the Power of Attorney, the Hangzhou Yezhiyuan Shareholder authorizes WFOE to act on his behalf as their exclusive agent and attorney with respect to all rights as a shareholder, including but not limited to: (a) attending shareholders’ meetings; (b) exercising all the shareholder’s rights, including voting, that shareholders are entitled to under the laws of China and the Articles of Association, including but not limited to the sale or transfer or pledge or disposition of shares in part or in whole; and (c) designating and appointing on behalf of shareholders the legal representative, the executive director, supervisor, the chief executive officer and other senior management members of Hangzhou Yezhiyuan.

Although it is not explicitly stipulated in the Power of Attorney, the term of the Power of Attorney shall be the same as the term of that of the Exclusive Option Agreement.

Timely Reporting Agreement

To ensure Hangzhou Yezhiyuan promptly provides all of the information that WFOE and the Company need to file various reports with the SEC, a Timely Reporting Agreement was entered between Hangzhou Yezhiyuan and the Company.

Under the Timely Reporting Agreement, Hangzhou Yezhiyuan agrees that it is obligated to make its officers and directors available to the Company and promptly provide all information required by the Company so that the Company can file all necessary SEC and other regulatory reports as required.

Although it is not explicitly stipulated in the Timely Reporting Agreement, the parties agreed its term shall be the same as that of the Exclusive Business Cooperation Agreement.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation and principle of consolidation

The accompanying consolidated financial statements of the Company has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b)	Foreign currency translation

The reporting currency of the Company is United States Dollars (“US$”) and the functional currency is Renminbi (“RMB”) as China is the primary economic environment in which the entity operates.

For financial reporting purposes, the financial statements of the Company prepared using RMB are translated into the Company’s reporting currency, U.S. Dollars. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange ruling at the balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and stockholders’ equity (deficit) is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

The schedule below illustrates the exchange rate used to translate the financial statements:

	September 30,
	2016	2015
Balance sheet items, except for equity accounts	6.6702	6.3638

	For the years ended September 30,
	2016	2015
Items in the statements of operations and comprehensive loss	6.5326	6.1648

(c)	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews these estimates and assumptions using the currently available information. Changes in facts and circumstances may cause the Company to revise its estimates.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Fair values of financial instruments

ASC Topic 825, Financial Instruments (“Topic 825”) requires disclosure of fair value information of financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Topic 825 excludes certain financial instruments and all nonfinancial assets and liabilities from its disclosure requirements. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Company.

Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

As of September 30, 2016 and 2015, financial instruments of the Company primarily comprise of cash and cash equivalents, accounts receivable – related party, other current assets, accounts payable and accrued expenses, and short-term debt, which were carried at cost on the balance sheets. These financial instruments’ carrying amounts approximated their fair values because of their generally short maturities.

(e)	Cash

Cash and cash equivalents consists of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. The Company maintains accounts at banks and has not experienced any losses from such concentrations.

(f)	Accounts receivables and allowance for doubtful accounts

Accounts receivable are stated at the amount the Company expects to collect. Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

(g)	Inventories and cost of revenues

Inventories are merchant products for trading business. Inventories are stated at the lower of cost or market value. Cost is determined using first in first out method.

Cost of revenues includes all expenditures incurred in bringing the goods to the point of sale. Costs of revenues include direct costs of the merchant products and business taxes.

(h)	Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives for the Company’s property and equipment are 5 years.

The Company charges maintenance, repairs and minor renewals directly to expenses as incurred; major additions and betterment to equipment are capitalized.

(i)	Other assets

Other assets mainly included software and are amortized using the straight-line method over their estimated period of benefit.

(j)	Revenue recognition

Revenue from the sale of products is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. In most cases, these conditions are met when the product is delivered to the customer.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(k)	Income taxes

Current income tax expenses are provided for in accordance with the laws of the relevant taxing authorities. As part of the process of preparing financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. The Company accounts for income taxes using the asset and liability approach. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at each year-end and tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable for the differences that are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(l)	Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the statements of operations and comprehensive loss.

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

(m)	Loss Per Common Share

The Company provides basic and diluted earnings per common share information for each period presented. Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities. Since the Company has only incurred losses, basic and diluted net loss per common share are the same. The potentially dilutive securities were excluded from the diluted loss per common share calculation because their effect would have been antidilutive. As of September 30, 2016 and 2015, the Company had no potentially issuable common shares.

(n)	Subsequent Events

The Company’s management reviewed all material events from September 30, 2016 through the issuance of these financial statements for disclosure consideration.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Recently issued accounting standards

In October 2016, the FASB issued a new accounting standard that revises the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018, with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.

In August 2016, the FASB issued a new accounting standard that addresses how certain cash receipts and cash payments are presented and classified on the statement of cash flows. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued an accounting standard which revises the methodology for measuring credit losses on financial instruments and the timing of the recognition of those losses. Under the new standard, financial assets measured at an amortized cost basis are to be presented net of the amount not expected to be collected via an allowance for credit losses. Estimated credit losses are to be based on historical information adjusted for management's expectation that current conditions and supportable forecasts differ from historical experience. The accounting standard is effective for the Company beginning with the quarter ending April 30, 2020, with early adoption permitted. The Company is currently in the process of assessing what impact this new standard may have on its consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Significant risks and uncertainties

1)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of September 30, 2016 and 2015, the Company held cash and restricted cash aggregating $1,203,928 and $4,359, respectively, which were deposited in two financial institutions located in China, and were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

The Company’s operations are carried out in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. In addition, the Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, rates and methods of taxation, and the extraction of mining resources, among other factors.

2)	Liquidity risk

The Company is also exposed to liquidity risk which is a risk that the Company is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the owners to obtain short-term funding to meet the liquidity shortage.

3)	Foreign currency risk

A majority of the Company’s operating activities and a significant portion of the Company’s assets and liabilities are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the Peoples’ Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers' invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

4)	Concentration risk

The Company commenced its operation during the year ended September 30, 2015. During the years ended September 30, 2016 and 2015, all of the Company’s sales were made to one related party controlled by the Company’s Chief Executive Officer.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	VARIABLE INTEREST ENTITIES AND OTHER CONSOLIDATION MATTERS

On April 13, 2016, the Company, through WFOE, entered into a series of contractual arrangements, also known as “VIE Agreements” with Hangzhou Yezhiyuan and the Hangzhou Yezhiyuan Shareholder. The significant terms of the VIE Agreements are summarized in Note 1.

VIEs are entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest, such as through voting rights, right to receive the expected residual returns of the entity or obligation to absorb the expected losses of the entity. The variable interest holder, if any, that has a controlling financial interest in a VIE is deemed to be the primary beneficiary and must consolidate the VIE. WFOE is deemed to have a controlling financial interest and be the primary beneficiary of the entities mentioned in Note 1 above, because it has both of the following characteristics:

1.	power to direct activities of a VIE that most significantly impact the entity’s economic performance, and

2.	obligation to absorb losses of the entity that could potentially be significant to the VIE or right to receive benefits from the entity that could potentially be significant to the VIE.

In addition, as all of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through either arbitration or litigation in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could further limit the Company’s ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event the Company is unable to enforce these contractual arrangements, it may not be able to exert effective control over Hangzhou Yezhiyuan and its ability to conduct its business may be materially and adversely affected.

All of the Company’s main current operations are conducted through Hangzhou Yezhiyuan. Current regulations in China permit Hangzhou Yezhiyuan to pay dividends to us only out of its accumulated distributable profits, if any, determined in accordance with their articles of association and PRC accounting standards and regulations. The ability of Hangzhou Yezhiyuan to make dividends and other payments to the Company may be restricted by factors including changes in applicable foreign exchange and other laws and regulations.

All of the Company’s current revenue is generated in RMB. Any future restrictions on currency exchanges may limit our ability to use net revenues generated in RMB to make dividends or other payments in US$ or fund possible business activities outside China.

Foreign currency exchange regulation in China is primarily governed by the following rules:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Administration Rules, RMB is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the State Administration of Foreign Exchange (“SAFE”) is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like WFOE that need foreign currency for the distribution of profits to their shareholders may validate payment from their foreign currency accounts or purchase and pay foreign currencies at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign invested enterprises are permitted to open foreign currency settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign currency at certain designated foreign exchange banks.

4.	GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of September 30, 2016, the Company has incurred losses totaling $341,128 since its inception and has not yet generated steady revenues from its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. When necessary, the Company plans to obtain short-term funding to meet the liquidity shortage from other financial institutions and the stockholders.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Xia, Jianrong	Chief Executive Officer
Xia, Jianhua	Immediate family member of Xia, Jianrong
Hangzhou Dechuan Bio-Technology Co., Ltd.	An entity controlled by Xia, Jianrong
Hangzhou Xinlin Fruit Co., Ltd.	An entity controlled by Xia, Jianrong
Hangzhou Dechuan Network Technology Co., Ltd	An entity owned by Xia, Jianrong’s son

2)	Related party balances

Due from related parties were as follows:

	September 30, 2016	September 30, 2015

Xia, Jianhua	$11,238	$-
Hangzhou Dechuan Bio-Technology Co., Ltd.	29,731	-
Hangzhou Xinlin Fruit Co., Ltd.	83,073	-
Total other receivables due from related parties	$124,042	$-

The balance due from Xia, Jianhua represented advances for purposes of business travel expenses, entertainment expenses and promotion expenses. On January 25, 2017, the amount of $11,238 was repaid to the Company because the planned trip was cancelled.

The balance due from Hangzhou Dechuan Bio-Technology Co., Ltd. represented receivables associated with sales revenue during the year plus the associated sales tax amount.

During the year ended September 30, 2016, the Company provided financial support to Hangzhou Xinlin Fruit Co., Ltd in trial production of organic food, which may be a potential product for the Company in delivery and distribution. The Company entered into a loan agreement with Hangzhou Xinlin providing a maximum of RMB 1 million and with a loan term from January 1, 2016 to January 1, 2017. The loan bears an interest rate of 4.35% per annum. As of September 30, 2016, the total outstanding principal of the loan was $80,957 and accrued interest was $2,116. On October 13, 2016, Hangzhou Xinlin Fruit Co. repaid the principal amount of $80,957.

Prepaid expenses

During the year ended September 30, 2016, the Company paid $1,499 to Hangzhou Dechuan Network Technology Co., for the future purchase of office supplies.

Due to a related party was as follows:

	September 30, 2016	September 30, 2015

Xia, Jianrong	$43,324	$-

During the year ended September 30, 2016, Mr. Jianrong Xia paid office rental expenses on behalf of the Company, leading to an outstanding balance of $43,324 as of September 30, 2016.

During the year ended September 30, 2016 and 2015, net advances to Mr. Jianrong Xia was $nil and $2,528, respectively. These advances are interest-free. As at September 30, 2016 and 2015, amounts due from Mr. Jianrong Xia were $nil and $1,271,301, respectively. As Mr. Jianrong Xia provided the original capitalization and represented the principal shareholder of the Company at the time of the advances, the amounts have been reflected as a reduction in shareholders’ equity. No additional transactions with Mr. Jianrong Xia occurred following the registration of the Company with the Securities and Exchange Commission.

3)	Related party transactions

During the years ended September 30, 2016 and 2015, the Company generated sales of $25,947 and $452,841 from Hangzhou Dechuan Bio-Technology Co., Ltd, respectively.

The Company purchased inventory from Hangzhou Xinlin Fruit Co., Ltd., in the amount of $0 and $191,079, respectively, for the years ended September 30, 2016 and 2015.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of September 30, 2016 and 2015 consisted of the following:

	September 30, 2016	September 30, 2015

Advance to vendors	$53,972	$39,285
Prepaid rent	3,220	36,713
Total prepaid expenses and other current assets, gross	57,192	75,998
Allowance for advance to vendor	(37,480)	(39,285)
Total prepaid expenses and other current assets, net	$19,712	$36,713

An allowance of $37,480 (RMB 250,000 at the exchange rate on September 30, 2016) was made for advance to a vendor due to the assessment of collectability during the year ended September 30, 2015.

7.	SHORT-TERM DEBT

As of September 30, 2016 and 2015, the Company had short-term debt of $131,218 and $0, respectively. These borrowings are from various third parties to be used by the Company as working capital. The borrowings are interest-free and due on demand. For the year ended September 30, 2016, the amount of imputed interest is considered immaterial.

8.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company records the contributions in the salary and employee charges when incurred. The contributions made by the Company were $7,334 and $7,237 for the years ended September 30, 2016 and 2015, respectively.

9.	INCOME TAXES

The Company is subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the years ended September 30, 2016 and 2015, the Company had no unrecognized tax benefits. As of September 30, 2016, the Company had net taxable operating losses of $344,000, which will expire in 2021. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At September 30, 2016 and 2015, a valuation allowance is provided against the entire deferred tax assets based upon management’s assessment as to their realization.

10.	EQUITY

Common Stock

On April 13, 2016, the Company executed a share exchange agreement to acquire all of the issued and outstanding ordinary shares of ND BVI from the ND BVI Shareholder in exchange for the issuance to the ND BVI Shareholder of 250,000,000 shares of its common stock, par value $0.0001 per share. See Note 1.

On May 1, 2016, the Company closed a private placement transaction under which the Company sold an aggregate of 229,775 shares of its common stock at $0.10 per share, for total gross proceeds of $22,977.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS

The Company has operating leases for its office space. At September 30, 2016, minimum lease payments for operating leases with remaining terms in excess of one year are as follows:

Year ending September 30,	Rental payments

2017	$3,220
2018 and thereafter	-
Total	$3,220

On September 1, 2015, a total of nine individuals filed separate complaints against the Company for breach of contract in the people’s court of Jiande city, Jiangsu province, P.R. China (the “Court”). On September 8, 2015, all the nine plaintiffs amended their complaints but failed to pay their respective court fees in time. As a result, the Court dismissed their cases on December 17, 2015.

On September 1, 2015, an individual named Xian Sha filed a complaint against the Company in the same court asserting that the Company raised funds through sales of its products to the plaintiff and failed to pay the plaintiff the promised return on her investment in the amount of $147,861 (RMB959,867), which constituted a breach of contract. The plaintiff made a motion to join an individual named Xiangyang Hou as a co-defendant on October 8, 2015. On November 2, 2015, the Court issued a civil verdict ordering the bank deposits or other assets of the co-defendant to be frozen pending the final decision of the court. One of the Company’s bank accounts has also been frozen pursuant to a court verdict dated September 25, 2015. The case proceeded to trial on December 17, 2015. At trial, the plaintiff requested additional time to produce evidence to support her claims and the court approved plaintiff’s request. As of September 30, 2016 and 2015, the Company had $nil and $4,359, respectively, in a bank account that was frozen. These balances were included under the caption, restricted cash, in the consolidated balance sheets. On July 29, 2016, the court issued a verdict approving the plaintiff’s application to withdraw the case.

12.	SUBSEQUENT EVENTS

On October 1, 2016, as part of the arrangement under an exclusive distributorship for certain products from Hangzhou Xinlin Fruit Co., Ltd., a related party, the Company entered into a loan agreement with Hangzhou Xinlin Fruit Co., Ltd. According to the agreement, the Company will lend $1,011,964 (RMB6,750,000) to the related party. The loan is interest free and maturity date of the loan is September 30, 2017.

On October 15, 2016, the Company entered into a service agreement with a related party, Hangzhou Dechuan Bio-Technology Co., Ltd. According to the agreement, the related party will provide quality inspection services on food and beverage for the Company.

Exhibit	Description
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
3.2	Certificate of Amendment to the Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.1	Share Exchange Agreement dated April 5, 2016, by and among the Company, Natural Destiny (BVI) Company Limited, and Shareholder of Natural Destiny (BVI) Company Limited (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.2	Exclusive Business Cooperation Agreement dated April 13 , 2016, by and between Shanghai You Yue Trading Co., Ltd. and Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.3	Share Pledge Agreement dated April 13, 2016, by and among Shanghai You Yue Trading Co., Ltd., Jianrong Xia and Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.4	Exclusive Option Agreement dated April 13, 2016 by and among Shanghai You Yue Trading Co., Ltd., Jianrong Xia and Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.6	Timely Reporting Agreement dated April 13, 2016, by and between the Company and Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.7	Form of Subscription Agreement (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.8	Office Lease dated August 23, 2015, by and among Ruitang Wu, Yali Liu, Jianrong Xia and Hangzhou Qiaoye Real Estate Marketing Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
10.9*	Loan Agreement, dated January 1, 2016, by and between Hangzhou Yezhiyuan Agriculture Development Co., Ltd. and Hangzhou Xinlin Fruits Co., Ltd
10.10*	Loan Agreement, dated October 1, 2016, by and between Hangzhou Yezhiyuan Agriculture Development Co., Ltd. and Hangzhou Xinlin Fruits Co., Ltd
10.11*	Exclusive Framework Distribution Agreement, dated January 1, 2016, and between Hangzhou Yezhiyuan Agriculture Development Co., Ltd. and Hangzhou Xinlin Fruits Co., Ltd
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 filed with the SEC on May 13, 2016 (File No.:333-211380))
31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

29