Form 10-Q
period 2016-12-31
Natural Destiny Inc.
filed 2017-02-21
CIK 1665840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-211380

Natural Destiny Inc.
(Exact name of registrant as specified in its charter)

Nevada	81-1352933
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Room 902, Unit 1, Pearl Business Building
Jiande City, Zhejiang Province, P.R. China	311600
(Address of principal executive offices)	(Zip Code)

+86 571-64197788
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 17, 2017, there were 250,229,775 shares of the Company’s common stock issued and outstanding.

NATURAL DESTINY INC.

PART I – FINANCIAL INFORMATION

NATURAL DESTINY INC.

CONSOLIDATED BALANCE SHEETS

As at December 31, 2016 and September 30, 2016

	December 31,	September 30,
	2016	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$407,247	$1,203,928
Other receivables	15,418	9,118
Due from related parties	986,330	124,042
Prepaid expenses and other current assets	66,958	19,712
Total current assets	1,475,953	1,356,800

Property and equipment, net	2,037	2,313
Other assets, net	441	473
Total long-term assets	2,478	2,786

Total assets	$1,478,431	$1,359,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	38,198	36,644
Short-term debt	126,030	131,218
Advances from investors	35,770	37,243
Due to related parties	225,056	43,324
Total Liabilities	$425,054	$248,429

Shareholders’ equity
Common stock, par value $0.0001 per share, 1,000,000,000 shares authorized; 250,229,775 and 250,229,775 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively)	$25,023	$25,023
Additional paid-in capital	1,470,341	1,470,341
Accumulated deficit	(399,926)	(385,852)
Accumulated other comprehensive (loss)/income	(42,061)	1,645
Total shareholders’ equity	1,053,377	1,111,157

Total liabilities and shareholders’ equity	$1,478,431	$1,359,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURAL DESTINY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the three months ended December 31, 2016 and 2015

	For the Three Months Ended December 31,
	2016	2015
	(unaudited)	(unaudited)

Operating expenses
Selling, general and administrative expenses	(14,876)	(64,528)
Total operating expenses	(14,876)	(64,528)

Loss from operations	(14,876)	(64,528)

Other income (expenses)
Interest income	802	-
Other expenses, net	-	(16)
Total other income (expenses)	802	(16)

Loss before income taxes	(14,074)	(64,544)

Provision for income taxes	-	-

Net Loss	(14,074)	(64,544)

Other comprehensive loss
Foreign currency translation adjustment	(43,706)	(1,602)
Total comprehensive loss	$(57,780)	$(66,146)

Net loss per common share – basic and diluted	$(0.00)	N/A
Weighted average number of common shares outstanding during the year – basic and diluted	250,229,775	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURAL DESTINY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2016 and 2015

	For the Three Months Ended December 31,
	2016	2015
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(14,074)	$(64,544)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	-	-
Depreciation and amortization expense	201	152
Changes in operating assets and liabilities:
Other receivables	(6,768)	(10,762)
Due from related parties	106,456	-
Prepaid expenses and other current assets	(48,802)	15,002
Accounts payable and accrued expenses	3,052	4,416
Advance from customers	-	81,558
Due to related parties	186,409	-
Net Cash Provided by Operating Activities	226,474	25,822

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(3,233)
Purchase of intangible asset	-	(562)
Loans to a related party	(987,665)	-
Net Cash Used in Investing Activities	(987,665)	(3,795)

Cash Flows From Financing Activities:
Advances to shareholder	-	(17,727)
Net Cash Used in Financing Activities	-	(17,727)

Effect of Exchange Rate Changes on Cash	(35,490)	(652)

Net (Decrease) Increase In Cash	(796,681)	3,648
Cash at Beginning of Period	1,203,928	-
Cash at End of Period	$407,247	$3,648

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

ND BVI is a holding company, which in turn, holds 100% of the capital stock of Natural Destiny (HK) Co., Limited (“ND HK”), a Hong Kong corporation which was incorporated on November 16, 2015. ND HK is the parent company of Shanghai You Yue Trading Co., Ltd. (the “WFOE”), a wholly foreign owned entity established under the laws of the PRC, which is engaged in the sale and distribution of food and beverage in the PRC through a series of contractual arrangements (the “VIE Agreements”) with Hangzhou Yezhiyuan Agriculture Development Co., Ltd. (“Hangzhou Yezhiyuan”), a PRC limited liability company which was established on November 27, 2012 with a registered capital of RMB 10,000,000 (equivalent of $1,593,755), of which RMB 9,000,000 (equivalent of $1,426,997) has been paid to date.

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

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES (CONTINUED)

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

(a)	Basis of presentation and principle of consolidation

The unaudited condensed interim consolidated financial statements are prepared and presented in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements included the Company’s accounts and those of the Company’s subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The interim financial information as of December 31, 2016 and for the three months ended December 31, 2016 and 2015 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on February 2, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of December 31, 2016, its unaudited condensed consolidated results of operations for the three months ended December 31, 2016 and 2015, and its unaudited condensed consolidated cash flows for the s three months ended December 31, 2016 and 2015, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b)	Reclassifications

Certain items in the financial statements of comparative period have been reclassified to conform to the financial statements for the current period.

(c)	Foreign currency translation

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

The schedule below illustrates the exchange rate used to translate the financial statements:

	December 31,	September 30,
	2016	2015
Balance sheet items, except for equity accounts	6.9448	6.6702

	For the three months ended December 31,
	2016	2015
Items in the statements of operations and comprehensive loss	6.8343	6.2288

(d)	Use of estimates

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e)	Fair values of financial instruments

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

As of December 31, 2016 and September 30, 2016, financial instruments of the Company primarily comprise of cash, due from related parties, prepaid expenses and other current assets, accounts payable and accrued expenses, due to related parties and short-term debt, which were carried at cost on the balance sheets. These financial instruments’ carrying amounts approximated their fair values because of their generally short maturities.

(f)	Cash

Cash consists of bank deposits with original maturities of three months or less, which are unrestricted as to withdrawal and use. The Company maintains accounts at banks and has not experienced any losses from such concentrations.

(g)	Accounts receivables and allowance for doubtful accounts

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

(h)	Inventories and cost of revenues

Inventories are merchant products for trading business. Inventories are stated at the lower of cost or market value. Cost is determined using first in first out method.

Cost of revenues includes all expenditures incurred in bringing the goods to the point of sale. Costs of revenues include direct costs of the merchant products and business taxes.

(i)	Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives for the Company’s property and equipment are 5 years.

The Company charges maintenance, repairs and minor renewals directly to expenses as incurred; major additions and betterment to equipment are capitalized.

(j)	Other assets

Other assets mainly included software and are amortized using the straight-line method over their estimated period of benefit.

(k)	Revenue recognition

Revenue from the sale of products is generally recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. In most cases, these conditions are met when the product is delivered to the customer.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Income taxes

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

(m)	Comprehensive loss

Comprehensive loss includes net loss and foreign currency adjustments. Comprehensive loss is reported in the statements of operations and comprehensive loss.

Accumulated other comprehensive income, as presented on the balance sheets are the cumulative foreign currency translation adjustments.

(n)	Loss Per Common Share

The Company provides basic and diluted earnings per common share information for each period presented. Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities. Since the Company has only incurred losses, basic and diluted net loss per common share are the same. The potentially dilutive securities were excluded from the diluted loss per common share calculation because their effect would have been antidilutive. As of December 31 and September 30, 2016, the Company had no potentially issuable common shares.

(o)	Subsequent Events

The Company’s management reviewed all material events from December 31, 2016 through the issuance of these financial statements for disclosure consideration.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Recently issued accounting standards

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

(q)	Significant risks and uncertainties

1)	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of December 31, 2016 and September 30, 2016, the Company held cash aggregating $407,247 and $1,203,928, respectively, which were deposited in two financial institutions located in China, and were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

The Company commenced its operation during the year ended September 30, 2015. During the three months ended December 31, 2016 and 2015, the Company did not generate revenue with any customers.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of December 31, 2016, the Company has incurred losses and accumulated deficits totaling $399,926 since its inception and has not yet generated steady revenues from its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. When necessary, the Company plans to obtain short-term funding from other financial institutions and the stockholders to meet its obligations when they become due.

5.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Xia, Jianrong	Chief Executive Officer
Xia, Jianhua	Immediate family member of Xia, Jianrong
Hangzhou Dechuan Bio-Technology Co., Ltd.	An entity controlled by Xia, Jianrong
Hangzhou Xinlin Fruits Co., Ltd.	An entity controlled by Xia, Jianrong
Hangzhou Dechuan Network Co., Ltd.	An entity owned by Xia, Jianrong’s son

2)	Related party balances

Due from related parties were as follows:

	December 31, 2016 (unaudited)	September 30, 2016

Xia, Jianhua	$10,784	$11,238
Hangzhou Dechuan Bio-Technology Co., Ltd. (“Dechuan Bio-Tech”)	-	29,731
Hangzhou Xinlin Fruits Co., Ltd. (“Hangzhou Xinlin”)	974,106	83,073
Hangzhou Dechuan Network Co., Ltd. (“Dechuan Network”)	1,440	-
	$986,330	$124,042

The balance due from Xia, Jianhua represented advances for purposes of business travel expenses, entertainment expenses and promotion expenses. On January 25, 2017, the amount of $10,784 was repaid to the Company because the planned trip was cancelled.

The Company provided financial support to Hangzhou Xinlin which is in trial production of organic food that the Company may sell or distribute in the future. The Company entered into a loan agreement with Hangzhou Xinlin providing a loan of up to RMB 1 million with a loan term from January 1, 2016 to January 1, 2017. The loan bears an interest rate of 4.35% per annum. The outstanding balance was repaid on October 13, 2016. During the three months ended December 31, 2016, the Company entered into another loan agreement with Hangzhou Xinlin providing a loan of RMB 6,750,000 to Hangzhou Xinlin with a loan term from October 1, 2016 to March 31, 2017. The loan is interest free. As of December 31 and September 30, 2016, the total outstanding principal of the loans to Hangzhou Xinlin was $971,954 and $80,957, respectively and accrued interest was $2,152 and $2,116, respectively.

The balance due from Hangzhou Dechuan Network was for the future purchase of office supplies.

5.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Related party balances (Continued)

Due to related parties were as follows:

	December 31, 2016 (unaudited)	September 30, 2016

Xia, Jianrong	$40,820	$43,324
Hangzhou Dechuan Bio-Technology Co., Ltd.	184,236	-
	$225,056	$43,324

During the year ended September 30, 2016, Mr. Jianrong Xia paid office rental expenses on behalf of the Company, leading to an outstanding balance of $40,820 and $43,324 as of December 31, 2016 and September 30, 2016, respectively.

During the year ended September 30, 2016, the Company provided outsourcing services to Dechuan Bio-tech which resulted in a balance of due from related party of $29,731 as of September 30, 2016. During the three months ended December 31, 2016, Dechuan Bio-Tech repaid more than outsourcing service fee to the Company, leading to a balance of due to related party as of December 31, 2016.

3)	Related party transactions

During the three months ended December 31, 2016 and 2015, the Company did not conduct sales and purchases with related parties.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2016 and September 30, 2016 consisted of the following:

	December 31, 2016 (unaudited)	September 30, 2016

Advance to vendors	$102,956	$53,972
Prepaid rent	-	3,220
Total prepaid expenses and other current assets, gross	102,956	57,192
Allowance for advance to vendor	(35,998)	(37,480)
Total prepaid expenses and other current assets, net	$66,958	$19,712

An allowance of $35,998 (RMB 250,000 at the exchange rate on December 31, 2016) was made for advance to a vendor due to the concern of collectability.

7.	SHORT-TERM DEBT

As of December 31, 2016 and September 30, 2016, the Company had short-term debt of $126,030 and $131,218, respectively. These borrowings are from various third parties to be used by the Company as working capital. The borrowings are interest-free and due on demand. For the three months ended December 31, 2016, the amount of imputed interest is considered immaterial.

8.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company records the contributions in the salary and employee charges when incurred. The contributions made by the Company were $1,894 and $1,770 for the three months ended December 31, 2016 and 2015, respectively.

9.	INCOME TAXES

The Company is a tax-exempt company incorporated in the State of Nevada and conducts substantially all of its business through its subsidiaries. The Company is subject to corporate income taxes in the PRC, Hong Kong and the United States. For the three months ended December 31, 2016, the statutory income tax rates for the Company where it has subsidiaries are as follows:

PRC	25%
Hong Kong	16.5%
the United States	35%

The Company is subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the three months ended December 31, 2016 and 2015, the Company had no unrecognized tax benefits. As of December 31, 2016, the Company had operating loss to be utilized to offset future taxable income in the amount of $399,926, which will expire in 2021. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At December 31, 2016 and 2015, a valuation allowance is provided against the entire deferred tax assets based upon management’s assessment as to their realization.

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

11.	COMMITMENTS

The Company has operating leases for its office space. At December 31, 2016, minimum lease payment for operating leases with remaining terms in excess of one year is $nil.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the three months ended December 31, 2016 and 2015, the Company did not generate revenues from sales and distribution of food and beverages. We expect to start selling the cherry plum drinks and cherry plum wine in the three months ended June 30, 2017. In addition, we plan to devote ourselves to the marketing and sales of cherry plum based products during the same period and hire additional sales personnel to expand our sales network. We estimate we will need approximately $300,000 to implement our plan and we believe the repayment by Mr. Xia of the loans he took from the Company will be sufficient to cover our operating expenses for the next twelve months. These loans were repaid prior to the effectiveness of the Company’s registration as a public company.

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

Results of Operations for the Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

	For the Three Months Ended December 31,
	2016	2015	Change

Operating expenses
Selling, general and administrative expenses	$(14,876)	$(64,528)	$49,652
Bad debt expense	-	-	-
Total operating expenses	(14,876)	(64,528)	49,652

Interest income	802	-	802
Other expenses	-	(16)	16
Net loss	$(14,074)	$(64,544)	$50,470

Revenues and cost of revenues

For the three months ended December 31, 2016 and 2015, the Company did not have any sales of fruits, juices, and nutritional supplement products. However, the Company expects to receive new products such as cherry plum drinks and wine and generate revenue in the quarter ended June 30, 2017.

As a trading company, the Company’s cost of revenue is comprised of the purchase cost of inventories, business tax and surcharges. During the three months ended December 31, 2016 and 2015, cost of revenues was nil.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consisted of salary and employee surcharge, office and warehouse rental expense, travel expenses, office supplies, and entertainment expenses. Selling, general and administrative expenses decreased from $64,528 for the three months ended December 31, 2015 to $14,876 for the three months ended December 31, 2016, representing a decrease of $49,652, mainly attributable to decrease of rental expenses and one-off expenses incurred in connection with becoming a public company in the United States. During the three months ended December 31, 2016, we incurred rental expenses of $3,143 as compared to rental expense of $22,924 during the three months ended December 31, 2015. We incurred fees in the amount of $19,265 related to the Company’s going public activities in the United States during the three months ended December 31, 2015.

Net loss

Net loss for the three months ended December 31, 2016 was $14,074 representing a decrease of $50,470 from net loss of $64,544 for the three months ended December 31, 2015. The decrease in net loss for the three months ended December 31, 2016 was primarily the net effect of the changes in the following components:.

●	a decrease in the selling, general and administrative expenses of $49,652; and

●	an increase in interest income of $802.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $407,247 as compared to $1,203,928 as of September 30, 2016. We had a working capital of $1,050,899 and $1,108,371 as of December 31, 2016 and September 30, 2016, respectively. The change was a result of loans extended to a related party who is in trial production of organic food, which the Company may distribute or sell in the future.

As of December 31, 2016, the Company has incurred accumulated deficits totaling $399,926 since inception and has not yet generated steady revenues from its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

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

The following table sets forth the summary of our cash flows for the three months ended December 31, 2016 and 2015.

	For the Three Months Ended December 31,
	2016	2015
Net Cash Provided by Operating Activities	$226,474	$25,822
Net Cash Used in Investing Activities	(987,665)	(3,795)
Net Cash Used in Financing Activities	-	(17,727)
Effect of foreign exchange rate on cash	(35,490)	(652)
Cash and cash equivalents at beginning of year	1,203,928	-
Cash and cash equivalents at end of year	$407,247	$3,648

Cash Flow from Operating Activities

For the three months ended December 31, 2016, the net cash provided by operating activities was $226,474, as compared to net cash provided by operating activities of $25,822 for the three months ended December 31, 2015, representing an increase of cash outflow of $200,652. We incurred a net loss for the three months ended December 31, 2016 of $14,074, a change of $50,470 from the three months ended December 31, 2015, during which we incurred a net loss of $64,544. In addition to the change in net loss, the increase in net cash provided by operating activities was primarily the result of several factors, including:

●	The due from related parties decreased by $106,456 and nil for the three months ended December 31, 2016 and 2015, respectively, while the due to related parties increased by $186,409 and nil for the three months ended December 31, 2016 and 2015, respectively. This is mainly due to that the Company collected outstanding balance and received further advances from the same related party who is controlled by Mr. Xia Jianrong.

●	The Company received advances from customers of nil and $81,558 for the three months ended December 31, 2016 and 2015, respectively.

Cash Flow from Investing Activities

The Company had net cash used in investing activities of $987,665 which consists of loans to a to a related party in the amount of $987,665 during the three months ended December 31, 2016, as compared to $3,795 used in investing activities for purchase of office equipment and computer software during the three months ended December 31, 2015.

Cash Flow from Financing Activities

For the three months ended December 31, 2016, the net cash used in financing activities was nil, as compared to $17,727 for the three months ended December 31, 2015, representing advances to the Company’s sole officer and director.

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

Critical Accounting Policies (continued)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff:

●	The Company has one member of its Board of Directors who also serves as the Principal Executive Officer and Principal Accounting Officer. The Company has no audit committee and no other independent directors.

●	The Company has limited personnel. Accordingly, the Company has a lack of segregation of duties to ensure proper levels of authorization for transactions and review.

●	The Company has not implemented internal control procedures over financial reporting in accordance with the Sarbanes-Oxley Act.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

No director, officer or affiliate of the issuer, and no owner of record or beneficiary of more than five percent of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

Exhibit	Description
31.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes Oxley Section 302
32.1**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL DESTINY INC.

Date: February 21, 2017	By:	/s/ Jianrong Xia
	Name:	Jianrong Xia
	Title:	Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting and financial officer)

