Form 10-Q
period 2017-03-31
Natural Destiny Inc.
filed 2017-05-15
CIK 1665840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 12, 2017, there were 250,229,775 shares of the Company’s common stock issued and outstanding.

NATURAL DESTINY INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NATURAL DESTINY INC.

CONSOLIDATED BALANCE SHEETS

As at March 31, 2017 and September 30, 2016

	March 31,	September 30,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$545,566	$1,203,928
Other receivables	17,996	9,118
Due from related parties	691,458	124,042
Prepaid expenses and other current assets	14,511	19,712

Total current assets	1,269,531	1,356,800

Property and equipment, net	1,866	2,313
Other assets, net	432	473

Total long-term assets	2,298	2,786

Total assets	$1,271,829	$1,359,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,068	$36,644
Short-term debt	127,011	131,218
Advances from investors	36,048	37,243
Due to related parties	41,388	43,324

Total Liabilities	$245,515	$248,429

Shareholders’ equity
Common stock (par value $0.0001 per share, 500,000,000 shares authorized; 250,229,775 and 250,229,775 shares issued and outstanding at March 31, 2017 and September 30, 2016, respectively)	$25,023	$25,023
Additional paid-in capital	1,470,341	1,470,341
Accumulated deficit	(435,281)	(385,852)
Accumulated other comprehensive (loss)/income	(33,769)	1,645

Total shareholders’ equity	1,026,314	1,111,157

Total liabilities and shareholders’ equity	$1,271,829	$1,359,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURAL DESTINY INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the six and three months ended March 31, 2017 and 2016

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues – related party	$-	$26,730	$-	$26,730
Cost of revenues	-	(26,563)	-	(26,563)

Gross profit	-	167	-	167

Operating expenses
Selling, general and administrative expenses	(35,663)	(36,642)	(50,539)	(101,170)

Total operating expenses	(35,663)	(36,642)	(50,539)	(101,170)

Loss from operations	(35,663)	(36,475)	(50,539)	(101,003)

Other income (expenses)
Interest income	308	-	1,110	-
Other income(expenses), net	-	5	-	(11)

Total other income (expenses)	308	5	1,110	(11)

Net Loss	(35,355)	(36,470)	(49,429)	(101,014)

Other comprehensive income (loss)
Foreign currency translation adjustment	8,292	2,092	(35,414)	490

Total comprehensive loss	$(27,063)	$(34,378)	$(84,843)	$(100,524)

Net loss per common share – basic and diluted	(0.00)	N/A	(0.00)	N/A
Weighted average number of common shares outstanding during the year – basic and diluted	250,229,775	N/A	250,229,775	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NATURAL DESTINY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2017 and 2016

	For the Six Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Operating Activities:
Net loss	$(49,429)	$(101,014)
Adjustments to reconcile net loss to net cash used in /(provided by) operating activities:
Depreciation and amortization expense	400	365
Changes in operating assets and liabilities:
Other receivables	(9,210)	(9,001)
Due from related parties	39,706	(31,273)
Inventories	-	26,465
Prepaid expenses and other current assets	4,588	33,239
Accounts payable and accrued expenses	5,624	7,986
Advance from customers	-	80,111
Due to related parties	(549)	-
Net Cash Used In /(Provided by) Operating Activities	(8,870)	6,878

Investing Activities:
Purchase of property and equipment	-	(3,176)
Purchase of intangible asset	-	(552)
Loans to a related party	(987,665)	-
Loans collected from a related party	374,090	-
Increase in restricted cash	-	(7)
Net Cash Used in Investing Activities	(613,575)	(3,735)

Financing Activities:
Short-term borrowings	-	138,204
Advances from shareholder	-	7,767
Advances to chief executive officer	-	(146,163)
Net Cash Used in Financing Activities	-	(192)

Effect of Exchange Rate Changes on Cash	(35,917)	(2,858)

Net (Decrease) Increase In Cash	(658,362)	93
Cash at Beginning of Period	1,203,928	-
Cash at End of Period	$545,566	$93

Supplemental Cash Flow Information
Cash paid for interest expense	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTITIVIES

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

The interim financial information as of March 31, 2017 and for the six and three months ended March 31, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. GAAP, have been omitted pursuant to those rules and regulations. The unaudited interim financial information should be read in conjunction with the audited financial statements and the notes thereto, included in the Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on February 2, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2017, its unaudited condensed consolidated results of operations for the six and three months ended March 31, 2017 and 2016, and its unaudited condensed consolidated cash flows for the six and three months ended March 31, 2017 and 2016, as applicable, have been made. The unaudited interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

For financial reporting purposes, the financial statements of the Company prepared using RMB are translated into the Company’s reporting currency, U.S. Dollars. Monetary assets and liabilities denominated in currencies other than the reporting currency are translated into the reporting currency at the rates of exchange prevailing at the balance sheet date. Revenue and expenses are translated using average rates during each reporting period, and stockholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income / (loss) in stockholders’ equity.

The schedule below illustrates the exchange rate used to translate the financial statements:

	March 31,	September 30,
	2017	2016
Balance sheet items, except for equity accounts	6.8912	6.6702

	For the three months ended March 31,		For the six months ended March 31,
	2017	2016	2017	2016
Items in the statements of operations and comprehensive loss	6.8891	6.5405	6.8614	6.3413

(d)	Use of estimates

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

As of March 31, 2017 and September 30, 2016, financial instruments of the Company primarily comprise of cash, due from related parties, other current assets, accounts payable, due to related parties and short-term debt, which were carried at cost on the balance sheets. These financial instruments’ carrying amounts approximated to their fair values because of their generally short maturities.

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

(i)	Intangible assets

Other assets mainly included software and are amortized using the straight-line method over their estimated period of benefit. The estimated useful life for the intangible asset is 3 years.

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

The Company provides basic and diluted earnings per common share information for each period presented. Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities. Since the Company has only incurred losses, basic and diluted net loss per common share are the same. The potentially dilutive securities were excluded from the diluted loss per common share calculation because their effect would have been antidilutive. As of March 31, 2017 and September 30, 2016, the Company had no potentially issuable common shares.

(n)	Subsequent Events

The Company’s management reviewed all material events from March 31, 2017 through the issuance of these financial statements for disclosure consideration and was in the opinion that no material events to be disclosed after review.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Recently issued accounting standards

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, we will perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, and an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact and timing adopting this guidance will have on the consolidated financial statements.

(p)	Significant risks and uncertainties

1.	Credit risk

Assets that potentially subject the Company to significant concentration of credit risk primarily consist of cash. The maximum exposure of such assets to credit risk is their carrying amount as at the balance sheet dates. As of March 31, 2017 and September 30, 2016, the Company held cash aggregating $545,566 and $1,203,928, respectively, which were deposited in two financial institutions located in China, and were uninsured by the government authority. To limit exposure to credit risk relating to deposits, the Company primarily place cash deposits with large financial institutions in China which management believes are of high credit quality.

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

2.	Liquidity risk

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

3.	Foreign currency risk

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

4.	Concentration risk

The Company commenced its operation during the year ended September 30, 2015. During the six and three months ended March 31, 2017, the Company did not generate revenue with any customers. During the six and three months ended March 31, 2016, the Company had sales with one related party.

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

Foreign currency exchange regulation in China is primarily governed by the following rules:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules

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

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.	GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of March 31, 2017, the Company has incurred losses and accumulated deficits totaling $435,281 since its inception and has not yet generated steady revenues from its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. When necessary, the Company plans to obtain short-term funding from other financial institutions and the stockholders to meet its obligations when they become due.

5.	RELATED PARTY TRANSACTIONS AND BALANCES

1)	Nature of relationships with related parties

Name	Relationship with the Company
Xia, Jianrong	Chief Executive Officer
Xia, Jianhua	Immediate family member of Xia, Jianrong
Hangzhou Dechuan Bio-Technology Co., Ltd.	An entity controlled by Xia, Jianrong
Hangzhou Xinlin Fruit Co., Ltd.	An entity controlled by Xia, Jianrong
Hangzhou DechuanNetwork Co., Ltd.	An entity owned by Xia, Jianrong’s son

2)	Related party balances

Due from related parties were as follows:

	March 31, 2017 (unaudited)	September 30, 2016

Xia, Jianhua	$-	$11,238
Hangzhou Dechuan Bio-Technology Co., Ltd.(“Dechuan Bio-Tech”)	-	29,731
Hangzhou Xinlin Fruit Co., Ltd. (“Hangzhou Xinlin”)	691,458	83,073
	$691,458	$124,042

The balance due from Xia, Jianhua represented advances for purposes of business travel expenses, entertainment expenses and promotion expenses. On January 25, 2017, the balance was repaid to the Company because the planned trip was cancelled.

The Company provided financial support to Hangzhou Xinlin which is in trial production of organic food that the Company may sell or distribute in the future. The Company entered into a loan agreement with Hangzhou Xinlin providing a loan of up to RMB 1 million with a loan term from January 1, 2016 to January 1, 2017. The loan bears an interest rate of 4.35% per annum. The outstanding balance was repaid on October 13, 2016. During the three months ended December 31, 2016, the Company entered into another loan agreement with Hangzhou Xinlin providing a loan of RMB 6,750,000 to Hangzhou Xinlin with a loan term from October 1, 2016 to March 31, 2017. The loan is interest free. During the six and three months ended March 31, 2017, the Company collected a balance of $374,090 (equivalent of RMB 2,540,000) from the related party. As of March 31, 2017 and September 30, 2016, the total outstanding principal of the loans to Hangzhou Xinlin was $689,290 and $80,957, respectively and accrued interest was $2,168 and $2,116, respectively. As agreed between the Company and Hangzhou Xinlin, the term of loan was extended for additional six months from April 1, 2017 to September 30, 2017. On May 1, 2017, the Company collected a balance of $434,506 (equivalent of Rmb 3,000,000) from Hangzhou Xinlin.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	RELATED PARTY TRANSACTIONS AND BALANCES (CONTINUED)

2)	Related party balances (continued)

Due to related parties were as follows:

	March 31, 2017 (unaudited)	September 30, 2016

Xia, Jianrong	$41,138	$43,324
Xia, Jianhua	250
	$41,388	$43,324

During the year ended September 30, 2016, Mr. Jianrong Xia paid office rental expenses on behalf of the Company, leading to an outstanding balance of $41,138 and $43,324 as of March 31, 2017 and September 30, 2016, respectively. The payment on behalf of the Company was interest free and had no fixed repayment term.

3)	Related party transactions

During the six and three months ended March 31, 2017, the Company did not generate revenue with any related parties. During the six and three months ended March 31, 2016, the Company had sales with one related party.

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of March 31, 2017 and September 30, 2016 consisted of the following:

	March 31, 2017 (unaudited)	September 30, 2016

Advance to vendors	$50,789	$53,972
Prepaid rent	-	3,220
Total prepaid expenses and other current assets, gross	50,789	57,192
Allowance for advance to vendor	(36,278)	(37,480)
Total prepaid expenses and other current assets, net	$14,511	$19,712

An allowance of $36,278 (RMB 250,000 at the exchange rate on March 31, 2017) was made for advance to a vendor due to the concern of collectability.

NATURAL DESTINY INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.	SHORT-TERM DEBT

As of March 31, 2017 and September 30, 2016, the Company had short-term debt of $127,011 and $131,218, respectively. These borrowings are from various third parties to be used by the Company as working capital. The borrowings are interest-free and due on demand. For the six and three months ended March 31, 2017, the amount of imputed interest is considered immaterial.

8.	EMPLOYEE BENEFIT PLAN

The Company has made employee benefit contributions in accordance with relevant Chinese regulations, including retirement insurance, unemployment insurance, medical insurance, housing fund, work injury insurance and maternity insurance. The Company records the contributions in the salary and employee charges when incurred. For the six months ended March 31, 2017 and 2016, the contributions made by the Company were $3,801 and $3,016, respectively. For the three months ended March 31, 2017 and 2016, the contributions made by the Company were $1,907 and $1,246, respectively.

9.	INCOME TAXES

The Company is a tax-exempt company incorporated in the State of Nevada and conducts substantially all of its business through its subsidiaries. The Company is subject to corporate income taxes in the PRC, Hong Kong and the United States. For the six and three months ended March 31, 2017, the statutory income tax rates for the Company where it has subsidiaries are as follows:

PRC	25%
Hong Kong	16.5%
the United States	35%

The Company is subject to PRC Enterprise Income Tax (“EIT”) on the taxable income in accordance with the relevant PRC income tax laws. The EIT rate for companies operating in the PRC is 25%.

The Company evaluates the level of authority for each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. For the six and three months ended March 31, 2017 and 2016, the Company had no unrecognized tax benefits. As of March 31, 2017, the Company had operating loss to be utilized to offset future taxable income in the amount of $435,281, which will expire in 2021. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. At March 31, 2017 and September 30, 2016, a valuation allowance is provided against the entire deferred tax assets based upon management’s assessment as to their realization.

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

The Company has operating leases for its office space. At March 31, 2017, minimum lease payment for operating leases with remaining terms in excess of one year is $0.

On September 1, 2015, a total of nine individuals filed separate complaints against the Company for breach of contract in the people’s court of Jiande city, Jiangsu province, P.R. China (the “Court”). On September 8, 2015, all the nine plaintiffs amended their complaints but failed to pay their respective court fees in time. As a result, the Court dismissed their cases on December 17, 2015.

On September 1, 2015, an individual named Xian Sha filed a complaint against the Company in the same court asserting that the Company raised funds through sales of its products to the plaintiff and failed to pay the plaintiff the promised return on her investment in the amount of $147,861 (RMB959,867), which constituted a breach of contract. The plaintiff made a motion to join an individual named Xiangyang Hou as a co-defendant on October 8, 2015. On November 2, 2015, the Court issued a civil verdict ordering the bank deposits or other assets of the co-defendant to be frozen pending the final decision of the court. One of the Company’s bank accounts has also been frozen pursuant to a court verdict dated September 25, 2015. The case proceeded to trial on December 17, 2015. At trial, the plaintiff requested additional time to produce evidence to support her claims and the court approved plaintiff’s request. As of March 31, 2017 and September 30, 2016, the Company had $nil and $nil, respectively, in a bank account that was frozen. These balances were included under the caption, restricted cash, in the consolidated balance sheets. On July 29, 2016, the court issued a verdict approving the plaintiff’s application to withdraw the case.

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

No revenue was generated for the three and six months ended March 31, 2017. We expect to start selling the cherry plum drinks and cherry plum wine by the end of August, 2017. In addition, we plan to devote ourselves to the marketing and sales of cherry plum based products during the same period and hire additional sales personnel to expand our sales network. We estimate we will need approximately $300,000 to implement our plan and we believe the repayment by Mr. Xia of the loans he took from the Company will be sufficient to cover our operating expenses for the next twelve months. These loans were repaid prior to the effectiveness of the Company’s registration as a public company.

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

Results of Operations for the Six Months Ended March 31, 2017 Compared to the Six Months Ended March 31, 2016

	For the Six Months Ended March 31,
	2017	2016	Change

Revenues - related party	$-	$26,730	$(26,730)
Cost of revenues	-	(26,563)	26,563
Gross profit	-	167	(167)

Operating expenses
Selling, general and administrative expenses	(50,539)	(101,170)	50,631

Total operating expenses	(50,539)	(101,170)	50,631

Interest income	1,110	-	1,110
Other expenses	-	(11)	11
Net loss	$(49,429)	$(101,014)	$51,585

Revenues and cost of revenues

For the six months ended March 31, 2017 and 2016, the Company generated revenue of $0 and $26,730, respectively, from sales of fruits, juices, and nutritional supplement products. The Company originally expected to receive new products such as cherry plum drinks and wine and generate revenue during the quarter ended June 30, 2017. However, due to the delay in shipment by the supplier, the Company would not generate any revenue until the end of September 2017.

As a trading company, the Company’s cost of revenue is comprised of the purchase cost of inventories, business tax and surcharges. During the six months ended March 31, 2017 and 2016, cost of revenues was $0 and $26,563.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consisted of salary and employee surcharge, office and warehouse rental expense, travel expenses, office supplies, and entertainment expenses. Selling, general and administrative expenses decreased from $101,170 for the six months ended March 31, 2016 to $50,539 for the six months ended March 31, 2017, representing a decrease of $50,631, mainly attributable to decrease of rental expenses and non-recurring expenses incurred in connection with becoming a public company in the United States. During the six months ended March 31, 2017, we incurred rental expenses of $9,392 as compared to rental expense of $45,366 during the six months ended March 31, 2016. We incurred fees in the amount of $18,924 related to the Company’s going public activities in the United States during the six months ended March 31, 2016.

Net loss

Net loss for the six months ended March 31, 2017 was $49,429 representing a decrease of $51,585 from net loss of $101,014 for the six months ended March 31, 2017. The decrease in net loss for the six months ended March 31, 2017 was primarily the net effect of the changes in the following components:

●	a decrease in the selling, general and administrative expenses of $50,631; and

●	an increase in interest income of $1,110

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	For the Three Months Ended March 31,
	2017	2016	Change

Revenues - related party	$-	$26,730	$(26,730)
Cost of revenues	-	(26,563)	26,563
Gross (loss) profit	-	167	(167)

Operating expenses
Selling, general and administrative expenses	(35,663)	(36,642)	979

Total operating expenses	(35,663)	(36,642)	979

Interest income	308	-	308
Other expenses	-	(5)	5
Net loss	$(35,355)	$(36,470)	$1,115

Revenues and cost of revenues

For the three months ended March 31, 2017 and 2016, the Company generated revenue of $nil and $26,730, respectively, from sales of fruits, juices, and nutritional supplement products. The Company originally expected to receive new products such as cherry plum drinks and wine and generate revenue during the quarter ended June 30, 2017. However, due to the delay in shipment by the supplier, the Company would not generate any revenue until the end of September 2017.

As a trading company, the Company’s cost of revenue is comprised of the purchase cost of inventories, business tax and surcharges. During the three months ended March 31, 2017 and 2016, cost of revenues was $0 and $26,563.

Selling, general and administrative expenses

Selling, general and administrative expenses primarily consisted of salary and employee surcharge, office and warehouse rental expense, travel expenses, office supplies, and entertainment expenses. Selling, general and administrative expenses decreased from $36,642 for the three months ended March 31, 2016 to $35,663 for the three months ended March 31, 2017, representing a decrease of $979, mainly attributable to decrease of rental expenses and office expenses netting off against increase of legal and consulting fee after being a public company in the United States. During the three months ended March 31, 2017, we incurred rental expenses of $3,106 and office expenses of $28 as compared to rental expense of $22,442 and $1,823 during the three months ended March 31, 2016. We incurred legal and consulting fees of $22,240 during the three months ended March 31, 2017 as compared to legal and consulting fees of $1,868 during the three months ended March 31, 2016.

Net loss

Net loss for the three months ended March 31, 2017 was $35,355 representing a decrease of $1,115 from net loss of $36,470 for the three months ended March 31, 2016. The decrease in net loss for the three months ended March 31, 2017 was primarily the net effect of the changes in the following components:

●	a decrease in the selling, general and administrative expenses of $979; and

●	an increase in interest income of $308

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $545,566 as compared to $1,203,928 as of September 30, 2016. We had a working capital of $1,024,016 and $1,108,371 as of March 31, 2017 and September 30, 2016, respectively. The change was a result of loans extended to a related party who is in trial production of organic food, which the Company may distribute or sell in the future.

As of March 31, 2017, the Company has incurred accumulated deficits totaling $435,281 since inception and has not yet generated steady revenues from its operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. Management believes that it has developed a liquidity plan, as summarized below, that, if executed successfully, will provide sufficient liquidity to meet the Company obligations for a reasonable period of time.

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

The following table sets forth the summary of our cash flows for the six months ended March 31, 2017 and 2016.

	For the Six Months Ended March 31,
	2017	2016
Net Cash (Used in) /Provided by Operating Activities	$(8,870)	$6,878
Net Cash Used in Investing Activities	(613,575)	(3,735)
Net Cash Used in Financing Activities	-	(192)
Effect of foreign exchange rate on cash	(35,917)	(2,858)
Cash and cash equivalents at beginning of period	1,203,928	-
Cash and cash equivalents at end of period	$545,566	$93

Cash Flow from Operating Activities

For the six months ended March 31, 2017, the net cash used in operating activities was $8,870, as compared to net cash provided by operating activities of $6,878 for the six months ended March 31, 2016, representing a change of cash flow of $15,748. We incurred a net loss for the six months ended March 31, 2017 of $49,429, a change of $51,585 from the six months ended March 31, 2016, during which we incurred a net loss of $101,014. In addition to the change in net loss, the increase in net cash provided by operating activities was primarily the result of several factors, including:

●	The due from related parties decreased by $39,706 and increased by $31,273 for the six months ended March 31, 2017 and 2016, respectively. The decrease of due from related parties for the six months ended March 31, 2017 is mainly due to that the Company collected outstanding receivables associated with sales revenue from a related party who is controlled by Mr. Xia Jianrong.

●	The inventories decreased by $0 and $26,465 for the six months ended March 31, 2017 and 2016, respectively. The inventory did not change during the six months ended March 31, 2017 as the Company did not have any sales during this period.

●	The prepaid expenses and other current assets decreased by $4,588 and $33,239 for the six months ended March 31, 2017 and 2016, respectively.

●	The Company received advances from customers of $0 and $80,111 for the six months ended March 31, 2017 and 2016, respectively.

Cash Flow from Investing Activities

The Company had net cash used in investing activities of $613,575 which consists of loans to a to a related party in the amount of $987,665 and repayment of $374,090 from the related party during the six months ended March 31, 2017, as compared to $3,735 used in investing activities for purchase of office equipment and computer software during the six months ended March 31, 2016.

Cash Flow from Financing Activities

For the six months ended March 31, 2017, the net cash used in financing activities was $0, as compared to $192 for the six months ended March 31, 2016. During the six months ended March 31, 2016, the net cash used in financing activities was caused by an increase of short-term debt of $138,204 and advances of $146,163 to the Company’s sole officer and director, netting off against advances from a shareholder of $7,767.

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

Recently issued accounting standards

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, we will perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying value, and an impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact and timing adopting this guidance will have on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with a small staff:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

NATURAL DESTINY INC.

Date: May 15, 2017	By:	/s/ Jianrong Xia
	Name:	Jianrong Xia
	Title:	Chief Executive Officer(principal executive officer) and Chief Financial Officer (principal accounting and financial officer)

